Form 10-Q
period 2008-09-30
Mondas Minerals Corp.
filed 2008-10-21
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission File Number 333-152330


                              MONDAS MINERALS CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             13983 West Stone Avenue
                              Post Falls, ID 83854
          (Address of principal executive offices, including zip code.)

                                 1-208-964-0755
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                   Three Months
                                                                      ended              As of
                                                                   September 30,        June 30,
                                                                       2008               2008
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $  3,207           $  8,000
                                                                     --------           --------
Total Current Assets                                                    3,207              8,000

Fixed Assets
  Total Fixed Assets                                                       --                 --
                                                                     --------           --------

Total Assets                                                         $  3,207           $  8,000
                                                                     ========           ========

LIABILITIES

Current Liabilities
  Loan from Director                                                 $     --           $     --
                                                                     --------           --------
Total Current Liabilities                                                  --                 --
                                                                     --------           --------

Long term Liabilities                                                      --                 --
                                                                     --------           --------

Total Liabilities                                                          --                 --
                                                                     ========           ========
EQUITY
  100,000,000 Common Shares Authorized at $0.0001 par value
   1,500,000 common shares issued and outstanding                         150                150
  Additional Paid in Capital                                           14,850             14,850
  Deficit Accumulated during Exploration Stage                        (11,793)            (7,000)
                                                                     --------           --------
Total Stockholders Equity                                               3,207              8,000
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $  3,207           $  8,000
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Operations

                                                              (Unaudited)
                                                             Three months      From Inception on
                                                                ended          April 25, 2008 to
                                                             September 30,        September 30,
                                                                 2008                 2008
                                                              ----------           ----------
Revenue                                                       $       --           $       --
                                                              ----------           ----------
Expenses
  General and Administrative                                       4,793                4,793
                                                              ----------           ----------
Total Expenses                                                     4,793                4,793
                                                              ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss (Mineral Claims)                  --                7,000
                                                              ----------           ----------
Income
  Income (Loss) Before Income Taxes                               (4,793)             (11,793)
                                                              ----------           ----------

Provision For Income Taxes                                            --                   --
                                                              ----------           ----------

Net Income (Loss)                                             $   (4,793)          $  (11,793)
                                                              ==========           ==========

Basic & Diluted (Loss) per Common Share                           (0.003)              (0.008)
                                                              ----------           ----------

Weighted Average Number of Common Shares                       1,500,000            1,500,000
                                                              ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                 Statements of Stockholders' Equity (Deficiency)
               From Inception April 25, 2008 to September 30, 2008


                                                                                           Deficit
                                                                                         Accumulated
                                                       Common Stock                        During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000      $   150     $ 14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------
Balance, June 30, 2008                           1,500,000      $   150     $ 14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 September 30, 2008 (Unaudited)                                                              (4,793)        (4,793)
                                                ----------      -------     --------      ---------      ---------

Balance, September 30, 2008                      1,500,000      $   150     $ 14,850      $ (11,793)     $   3,207
                                                ==========      =======     ========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                                     (Unaudited)
                                                                    Three months       From Inception on
                                                                       ended           April 25, 2008 to
                                                                    September 30,         September 30,
                                                                        2008                  2008
                                                                       --------             --------
OPERATING ACTIVITIES
  Net Income (Loss)                                                    $ (4,793)            $(11,793)
  Accounts Payable                                                           --                   --
  Impairment of Mineral Rights                                               --                7,000
                                                                       --------             --------
NET CASH FROM OPERATING ACTIVITIES                                       (4,793)              (4,793)
                                                                       --------             --------

NET CASH AFTER OPERATING ACTIVITIES                                      (4,793)              (4,793)

FINANCING ACTIVITIES
  Mineral rights                                                             --               (7,000)
  Loan from Director                                                         --                   --
                                                                       --------             --------
NET CASH FROM FINANCING ACTIVITIES                                           --               (7,000)
                                                                       --------             --------

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                        (4,793)             (11,793)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.01 Per Share                        --               15,000
                                                                       --------             --------
NET CASH FROM INVESTING ACTIVITIES                                           --               15,000
                                                                       --------             --------

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES             (4,793)               3,207

Provision for Income Tax                                                     --                   --
Cash at Beginning of Period                                               8,000                   --
                                                                       --------             --------

CASH AT END OF PERIOD                                                  $  3,207             $  3,207
                                                                       ========             ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest Expense                                                       $      0             $      0
                                                                       --------             --------
Income Taxes                                                           $      0             $      0
                                                                       --------             --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

BUSINESS

We are an exploration stage company with no revenues or operating history. We currently own a 100% undivided interest in the Ram 1-4 Mineral Claims located in Esmeralda County, Nevada that we call the "Ram Property." We intend to conduct mineral exploration activities on the Ram Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the property. We have not earned any revenues to date, and our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,793 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through September 30, 2008 was $11,793.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $3,207. We have no outstanding liabilities. In order to achieve our exploration program goals, we need the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on August 12, 2008.

If we experience a shortage of funds prior to completing our offering we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months following the completion of the offering, of which there is no guarantee, is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $9,500 we anticipate spending for Phase 1 and $9,500 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $28,000, which is the amount to be raised in our offering and our cash on hand. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from our offering to proceed.

We engaged Mr. James W. McLeod, P. Geo., to prepare a geological evaluation report on the Ram Property. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. McLeod is as follows:

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Expected to be completed in fall, 2008
             geochemistry.  The timeline for                              (dependent on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in winter, 2008
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

Phase 3      Induced polarization survey over grid             $25,000    Expected to be completed in 2009 (depending
             controlled anomalous area of interest                        on the results of Phase 2, and consulting
             outlined by Phase 1 and 2 fieldwork.  Hoe or                 geologist's schedule.)
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, maps and
             reports.

             TOTAL ESTIMATED COST                              $44,000

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the fall of 2008. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the winter of 2008. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase two of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase three of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $25,000 and will take approximately 4 weeks to complete and an additional three to four months for the consulting geologist to receive the results from the assay lab and prepare his report.

Subject to financing, we anticipate commencing the third phase in 2009. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding.

We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

ITEM 4. CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our registration statement on form S-1, filed under SEC File Number 333-152330, at the S.E.C. website at www.sec.gov:

     Exhibit No.                          Description
     -----------                          -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Sec. 302 Certification of Principal Executive Officer
       31.2           Sec. 302 Certification of Principal Financial Officer
       32.1           Sec. 906 Certification of Principal Executive Officer
       32.2           Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 16, 2008       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 16, 2008       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)