Form 10-Q
period 2008-12-31
Mondas Minerals Corp.
filed 2009-01-21
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                        Commission File Number 333-152330


                              MONDAS MINERALS CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             13983 West Stone Avenue
                              Post Falls, ID 83854
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares as of December 31, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                    Six Months
                                                                      ended              As of
                                                                   December 31,         June 30,
                                                                       2008               2008
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $    902           $  8,000
                                                                     --------           --------
Total Current Assets                                                      902              8,000

Fixed Assets
Total Fixed Assets                                                         --                 --
                                                                     --------           --------

      Total Assets                                                   $    902           $  8,000
                                                                     ========           ========

LIABILITIES

Current Liabilities                                                  $     --           $     --
  Loan from Director                                                       --                 --
                                                                     --------           --------
Total Current Liabilities                                                  --                 --
                                                                     --------           --------

Long term Liabilities                                                      --                 --
                                                                     --------           --------

      Total Liabilities                                                    --                 --
                                                                     ========           ========
EQUITY
  100,000,000 Common Shares Authorized at $0.0001 Par value
  1,500,000 common shares issued and outstanding                          150                150
  Additional Paid in Capital                                           14,850             14,850
  Deficit Accumulated during Exploration Stage                        (14,098)            (7,000)
                                                                     --------           --------
Total Stockholders Equity                                                 902              8,000
                                                                     --------           --------

      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                      $    902           $  8,000
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Operations

                                              (Unaudited)          (Unaudited)
                                              Three months         Six months        From Inception on
                                                 ended                ended          April 25, 2008 to
                                              December 31,         December 31,         December 31,
                                                 2008                 2008                 2008
                                              ----------           ----------           ----------
Revenue                                       $       --           $       --           $       --
                                              ----------           ----------           ----------
Expenses
  General and Administrative                       2,305                7,098                7,098
                                              ----------           ----------           ----------
      Total Expenses                               2,305                7,098                7,098
                                              ----------           ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                   --                   --                7,000
                                              ----------           ----------           ----------
Income
  Income (Loss) Before Income Taxes               (2,305)              (7,098)             (14,098)
                                              ----------           ----------           ----------

Provision For Income Taxes                            --                   --                   --
                                              ----------           ----------           ----------

Net Income (Loss)                             $   (2,305)          $   (7,098)          $  (14,098)
                                              ==========           ==========           ==========

Basic & Diluted (Loss) per Common Share           (0.002)              (0.005)              (0.009)
                                              ----------           ----------           ----------

Weighted Average Number of Common Shares       1,500,000            1,500,000            1,500,000
                                              ----------           ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
               From Inception April 25, 2008 to December 31, 2008

                                                                                           Deficit
                                                                                         Accumulated
                                                       Common Stock                        During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000      $   150     $ 14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------
Balance, June 30, 2008                           1,500,000      $   150     $ 14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 September 30, 2008 (Unaudited)                                                              (4,793)        (4,793)
                                                ----------      -------     --------      ---------      ---------

Balance, September 30, 2008                      1,500,000      $   150     $ 14,850      $ (11,793)     $   3,207
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 December 31, 2008 (Unaudited)                                                               (2,305)        (2,305)
                                                ----------      -------     --------      ---------      ---------

Balance, December 31, 2008                       1,500,000      $   150     $ 14,850      $ (14,098)     $     902
                                                ==========      =======     ========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                            (Unaudited)        (Unaudited)
                                                            Three months       Six months      From Inception on
                                                               ended              ended        April 25, 2008 to
                                                            December 31,       December 31,       December 31,
                                                               2008               2008               2008
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                          $ (2,305)          $ (7,098)          $(14,098)
  Accounts Payable                                                 --                 --                 --
  Impairment of Mineral Rights                                     --                 --              7,000
                                                             --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                             (2,305)            (7,098)            (7,098)
                                                             --------           --------           --------

NET CASH AFTER OPERATING ACTIVITIES                            (2,305)            (7,098)            (7,098)

FINANCING ACTIVITIES
  Mineral rights                                                   --                 --             (7,000)
  Loan from Director                                               --                 --                 --
                                                             --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                 --                 --             (7,000)
                                                             --------           --------           --------
NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES              (2,305)            (7,098)           (14,098)

INVESTING ACTIVITIES
Common Shares Issued to Founders, @ $0.01 Per Share                --                 --             15,000
                                                             --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                 --                 --             15,000
                                                             --------           --------           --------
NET CASH AFTER OPERATING, FINANCIAL AND
 INVESTING ACTIVITIES                                          (2,305)            (7,098)               902

Provision for Income Tax                                           --                 --                 --
Cash at Beginning of Period                                     3,207              8,000                 --
                                                             --------           --------           --------
CASH AT END OF PERIOD                                        $    902           $    902           $    902
                                                             ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                           $     --           $     --           $     --
                                                             --------           --------           --------
  Income Taxes                                               $     --           $     --           $     --
                                                             --------           --------           --------

   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the periods ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $2,305 for the three months ended December 31, 2008. The operating expenses for the six months ended December 31, 2008 were $7,098. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through December 31, 2008 was $14,098.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $902. We have no outstanding liabilities. In order to achieve our exploration program goals, we need the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on August 12, 2008.

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

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Expected to be completed in fall, 2009
             geochemistry.  The timeline for                              (dependent on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in late fall, 2009
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

Phase 3      Induced polarization survey over grid             $25,000    Expected to be completed in 2010 (depending
             controlled anomalous area of interest                        on the results of Phase 2, and consulting
             outlined by Phase 1 and 2 fieldwork.  Hoe or                 geologist's schedule.)
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, maps and
             reports.

             TOTAL ESTIMATED COST                              $44,000

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the fall of 2009. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in late fall of 2009. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to financing, we anticipate commencing the third phase in spring 2010. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding.

We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

ITEM 4. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

January 20, 2009       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 20, 2009       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)