Form 10-K
period 2009-06-30
Mondas Minerals Corp.
filed 2009-08-12
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009

                          Commission file number 333-1


                              Mondas Minerals Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              26-2517432
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             13983 West Stone Avenue
                              Post Falls, ID 83854
               (Address of Principal Executive Offices & Zip Code)

                  Phone 1-208-964-0755 Facsimile 1-678-669-7952
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 10, 2009, the registrant had 1,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              MONDAS MINERALS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.    Business                                                          3
Item 1A.   Risk Factors                                                     16
Item 2.    Properties                                                       20
Item 3.    Legal Proceedings                                                21
Item 4.    Submission of Matters to a Vote of Securities Holders            21

                                Part II

Item 5.    Market for Common Equity and Related Stockholder Matters         21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        22
Item 8.    Financial Statements                                             25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         39
Item 9A.   Controls and Procedures                                          39

                               Part III

Item 10.   Directors and Executive Officers                                 41
Item 11.   Executive Compensation                                           43
Item 12.   Security Ownership of Certain Beneficial Owners and Management   44
Item 13.   Certain Relationships and Related Transactions                   45
Item 14.   Principal Accounting Fees and Services                           46

                                Part IV

Item 15.   Exhibits                                                         47

Signatures                                                                  47

                                     PART I

ITEM 1. BUSINESS

SUMMARY

Mondas Minerals Corp. was incorporated in the State of Delaware on April 25, 2008 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 13983 West Stone Avenue, Post Falls, ID 83854. The telephone number is (208) 964-0755.

We received our initial funding of $15,000 through the sale of common stock to our officer and director who purchased 1,500,000 shares of our common stock at $0.01 per share on May 13, 2008. Our financial statements from inception (April 25, 2008) through the year ended June 30, 2008 report no revenues and a net loss of $7,000. Our independent auditor has issued an audit opinion for Mondas Minerals Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We currently own a 100% undivided interest in a mineral property, the Ram 1-4 Mineral Claims (known as the "Ram Property.") The Ram Property consist of an area of 82.64 acres located in the Lida Quadrangle Area, Esmeralda County, Nevada. Title to the Ram Property is held by Mondas Minerals Corp. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

GLOSSARY

(Specific to the Report on the Ram 1-4 Mineral Claims, by James W. McLeod, P. Geo., Consulting Geologist dated February 5, 2008)

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvium - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA, most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

DESCRIPTION OF PROPERTY

The property owned by Mondas Minerals Corp. is the Ram 1-4 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in the Lida Quadrangle Area, Esmeralda County, Nevada, USA.

The Ram Property is motor vehicle accessible from the town of Goldfield, Nevada by traveling 17 miles south along Highway 95 to the Lida cut-off, Highway 266 and then 13 miles west to a good gravel road that travels north along the Westside of Mount Jackson for 3 miles to a good gravel road to the west-northwest that is then taken for 0.5 miles to the center post of the Ram 1-4 mineral claims.

The claims were recorded with the County and the Bureau of Land Management. Prior to September 1, 2009, we will be required to make a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada.

                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" to 8" precipitation annually of which about 20% may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60 to 70 degrees F. average with high spells of 100 plus degrees F. while the winters are generally more severe than the dry belt to the west and last from December through February. Temperatures experienced during mid winter average, for the month of January, from the high 20s to the low 40s F with lows down to -20 degrees F.

The claim area ranges in elevation from 5,390' - 5,490' mean sea level. The physiographic setting of the property can be described as open desert in a valley within a mosaic of low, rugged mountains on the west and east well beyond the claim boundaries. The area has been surfacially effected by colluvial, alluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably, but should not be very deep because of its close proximity to bedrock.

The physiography of the Ram Property is very low sloping terrain to the east towards the western base of Mount Jackson. Much of this area in a broad open valleys and moderately high mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Joshua trees and cacti, such as the prickly pear grow as far north as Goldfield. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. At elevations in the range of 7,500' along water courses can be found small groves of trembling aspen.

INFRASTRUCTURE

The town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles south of Tonopah by paved road (Highway 95).

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying out an exploration program are at hand, between Tonopah, Goldfield and Las Vegas.

PROPERTY HISTORY

The recorded mining history of the general area dates from the 1860s when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990s as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from
6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 oz/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on walls of some canyons (see Figure 3a). Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

LOCAL GEOLOGY

The local geology about Mount Jackson and Mount Jackson Ridge which lies approximately 45 air miles to the south-southwest of Tonopah, Nevada reveals a N-S trending, elongate or elliptical blind-basin bounded, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower to Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are inter-layered.

More abundant Tertiary age intrusive rocks dominate the northern end of the canyon ring while older Lower Paleozoic sedimentary and lesser metamorphic equivalents are more abundant in the southern part of the canyon.

Thrust faulting is noticeable in rock exposures at the west-end of the large covered basin approximately 12 miles south-southwest of the mineral claims in the vicinity of Lida, Nevada within the older Lower Cambrian sedimentary rock units. The oldest meta-sedimentary units can be overlain by granitic rocks of Jurassic age or Tertiary age volcanic rock of andesite to rhyolite composition.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

PROPERTY GEOLOGY AND MINERALIZATION

The geology of the Ram Property area may be described as being underlain by Lower Cambrian sediments and their metamorphic equivalents and partially covered by Quaternary and/or desert wash, collovium, alluvium and playa deposits. This younger covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and an excellent target area in which to conduct mineral exploration.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

DEPOSIT TYPES

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of tracheae that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in the general area.

Geophysical techniques may be most effective in the covered areas as a follow-up prospecting and MMI soil sampling of the Phase 1 program.

EXPLORATION

GEOPHYSICS OF THE RAM 1-4 MINERAL CLAIMS

The aeromagnetic results shown in Figure 4 are from a survey after U.S.G.S. map GP-753.

The Ram mineral property is seen to lie between two slightly magnetic high lobes. The change in gradient in the claim area suggests an in-filled basin feature i.e. a possible northerly trending and southwest dipping feature that possibly reflects a rock contact or alteration zone. Ground geophysical surveys may add more detail to our understanding of the possible potential of the claim area.

                    [MAP SHOWING THE AEROMAGNETIC RESULTS]

GEOCHEMISTRY OF THE RAM 1-4 MINERAL CLAIMS

To the best of the consulting geologist's knowledge, the Ram 1-4 property has not undergone any detailed ground exploration work including geochemistry which may have usefulness in this area.

DRILLING

No drilling appears to have taken place on the area covered by the Ram mineral claims.

SAMPLE METHOD AND APPROACH

Standard sampling methods are utilized, for example a rock sample would be acquired from the rock exposure with a hammer. The sample will be roughly 2"x2"x2" of freshly broken material. The samples grid location correlated with global positioning system location will be marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. At this point, it is necessary to suggest that a three phase exploration approach be recommended.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Our rock exposure samples would be taken with known grid relationships that have been tied-in with a hand held global positioning system (GPS).

The samples would be in the possession of the field supervisor of the exploration project.

The relatively new proprietary method called mobile metal ions (MMI) may be very useful in our exploration endeavors. The samples in the desert climates are taken consistently from between 8" and 10" in the soil layer below the organic zone. The samples undergo selective digestion with subsequent analyses for the chosen metal package, but most likely the standard multi-element package with gold would be undertaken. The cost of taking the MMI sample and the analyses are more expensive than standard method, but some studied results have been encouraging. All analyses and assaying will be carried out in a certified laboratory.

DATA VERIFICATION

Previous exploration has not been conducted on this mineral claim area by the consulting geologist but its good geological setting and interesting aeromagnetic data encourages the recommendation to conduct exploration work on the property. The consulting geologist is confident any information included in this report is accurate and can be utilized in planning further exploration work.

ADJACENT PROPERTIES

The Ram 1-4 mineral claims occur in a general area that possibly has undergone some prospecting in the past. The general area has known barite occurrences, as well as gold and silver potential. The Ram property does not have immediately adjacent mineral properties.

MINERAL PROCESSING AND METALLURGICAL TESTING

No mineral processing or metallurgical testing analyses have been carried out on the Ram property.

MINERAL RESOURCE AND MINERAL RESERVE ESTIMATES

No mineralization has been encountered to date by the consulting geologist and no calculation of any reliable mineral resource or reserve, conforming to currently accepted standards, could be undertaken at this time.

INTERPRETATION AND CONCLUSIONS

The object of the recommendations made are to facilitate in the possible discovery of a large, probably low-grade mineral deposit of base and/or precious metals or other minerals of economic consideration that have open pit and/or underground mining potential. If such a deposit exists, it may occur under the drift or overburden covered areas of the Ram 1-4 mineral claims.

RECOMMENDATIONS

The consulting geologist believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of the property offer good exploration targets because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as aeromagnetics may indicate possible exploration areas of interest within the Ram 1-4 mineral claims.

Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area should be undertaken if and when the Company is in a position to do so. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase.

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Expected to be completed in spring 2010
             geochemistry.  The timeline for                              (dependent on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in summer 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

Phase 3      Induced polarization survey over grid             $25,000    Expected to be completed in 2011 (depending
             controlled anomalous area of interest                        on the results of Phase 2, and consulting
             outlined by Phase 1 and 2 fieldwork.  Hoe or                 geologist's schedule.)
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, maps and
             reports.

             TOTAL ESTIMATED COST                              $44,000

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until we receive funding. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Scott D. Bengfort who currently devotes 5 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on April 25, 2008 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not yet commenced exploration on the Ram 1-4 Mineral Claims (known as the "Ram Property.") Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if mineral production is not forthcoming from the claims, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $18,964 for the period from our inception on April 25, 2008 to June 30, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Moore & Associates, CPA, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Mondas Minerals Corp. is suitable.

WITHOUT FUNDING WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our current operating funds are less than necessary to complete the intended exploration program on our mineral claims. We will need funding to complete our business plan. As of June 30, 2009, we had cash in the amount of $616. We are an exploration stage company with no revenues or operating activities.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Ram Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Ram Property would be an exploratory search of any minerals There is no certainty that any expenditures made in the exploration of the Ram Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Bonanza Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Scott D. Bengfort. Mr. Bengfort has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. His prior business experiences have primarily been in sales and marketing and not in the mineral exploration business. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

BECAUSE OUR CURRENT OFFICER/DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Scott D. Bengfort, our officer/director, currently devotes approximately 5 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE RAM 1-4 MINERAL CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

MR. BENGFORT, THE DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 100% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Mr. Bengfort's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act which will restrict his ability to sell his shares.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Scott D. Bengfort on a rent free basis during our exploration stage. The office is at 13983 West Stone Avenue, Post Falls, ID 83854. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our common stock. There has been no public trading of our securities, and, therefore, no high and low bid pricing.

We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The Securities and Exchange Commission (SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:
(a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this annual report.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $11,964 and $7,000 for the years ended June 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through June 30, 2009 was $18,964.

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

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Expected to be completed in spring 2010
             geochemistry.  The timeline for                              (dependent on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in summer 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

Phase 3      Induced polarization survey over grid             $25,000    Expected to be completed in 2011 (depending
             controlled anomalous area of interest                        on the results of Phase 2, and consulting
             outlined by Phase 1 and 2 fieldwork.  Hoe or                 geologist's schedule.)
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, maps and
             reports.

             TOTAL ESTIMATED COST                              $44,000

If we are successful in raising funds we plan to commence Phase 1 of the exploration program on the claims in spring 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in summer of 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to additional financing, we anticipate commencing the third phase in 2011. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding.

We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work on the exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $616 with $4,580 in outstanding liabilities. In order to achieve our exploration program goals, we will need additional funding. We attempted to raise $25,000 from an offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on August 12, 2008. The offering expired on February 8, 2009 with no shares being sold. Management is currently reviewing funding options which may include filing another registration statement.

If we experience a shortage of monies prior to funding we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mondas Minerals Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Mondas Minerals Corporation (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2009, and the periods from inception on April 25, 2008 through June 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondas Minerals Corporation (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2009, and the periods from inception on April 25, 2008 through June 30, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $18,964, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 10, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                    Year ended           As of
                                                                     June 30,           June 30,
                                                                       2009               2008
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $    616           $  8,000
                                                                     --------           --------
Total Current Assets                                                      616              8,000

Equipment
  Total Equipment                                                           0                  0
                                                                     --------           --------

Total Assets                                                         $    616           $  8,000
                                                                     ========           ========

LIABILITIES

Current Liabilities
  Accounts Payable                                                   $     80           $      0
  Loan from Director                                                    4,500                  0
                                                                     --------           --------
Total Current Liabilities                                               4,580                  0
                                                                     --------           --------

Long term Liabilities                                                       0                  0
                                                                     --------           --------

Total Liabilities                                                       4,580                  0
                                                                     ========           ========
EQUITY
  100,000,000 Common Shares Authorized at $0.0001 par value
  1,500,000 common shares issued and outstanding                          150                150
  Additional Paid in Capital                                           14,850             14,850
  Deficit Accumulated during Exploration Stage                        (18,964)            (7,000)
                                                                     --------           --------
Total Stockholders Equity                                              (3,964)             8,000
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $    616           $  8,000
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                  Year ended         From Inception        From Inception
                                                    ended          on April 25, 2008     on April 25, 2008
                                                   June 30,             June 30,              June 30,
                                                     2009                 2008                  2009
                                                  ----------           ----------            ----------
Revenue                                           $        0           $        0            $        0
                                                  ----------           ----------            ----------
Expenses
  General and Administrative                          11,964                    0                11,964
                                                  ----------           ----------            ----------
Total Expenses                                        11,964                    0                11,964
                                                  ----------           ----------            ----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                        0                7,000                 7,000
                                                  ----------           ----------            ----------
Income
  Income (Loss) Before Income Taxes                  (11,964)              (7,000)              (18,964)
                                                  ----------           ----------            ----------

Provision For Income Taxes                                --                   --                    --
                                                  ----------           ----------            ----------

Net Income (Loss)                                 $  (11,964)          $   (7,000)           $  (18,964)
                                                  ==========           ==========            ==========

Basic & Diluted (Loss) per Common Share               (0.008)              (0.005)               (0.013)
                                                  ----------           ----------            ----------

Weighted Average Number of Common Shares           1,500,000            1,500,000             1,500,000
                                                  ----------           ----------            ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                Statements of Stockholders' Equity (Deficiency)
                 From Inception April 25, 2008 to June 30, 2009

                                                                                           Deficit
                                                                                         Accumulated
                                                       Common Stock                        During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000          150       14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000      $   150     $ 14,850      $ (18,964)     $  (3,964)
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                               Year ended       From Inception      From Inception
                                                                 ended        on April 25, 2008   on April 25, 2008
                                                                June 30,           June 30,            June 30,
                                                                  2009               2008                2009
                                                                --------           --------            --------
OPERATING ACTIVITIES
  Net Income (Loss)                                             $(11,964)          $ (7,000)           $(18,964)
  Accounts Payable                                                    80                 --                  80
  Impairment of Mineral Rights                                        --                 --               7,000
                                                                --------           --------            --------
NET CASH FROM OPERATING ACTIVITIES                               (11,884)            (7,000)            (11,884)
                                                                --------           --------            --------

NET CASH AFTER OPERATING ACTIVITIES                              (11,884)            (7,000)            (11,884)

FINANCING ACTIVITIES
  Mineral rights                                                      --                 --              (7,000)
  Loan from Director                                               4,500                 --               4,500
                                                                --------           --------            --------
NET CASH FROM FINANCING ACTIVITIES                                 4,500                 --              (2,500)
                                                                --------           --------            --------

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                 (7,384)            (7,000)            (14,384)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.01 Per Share                 --             15,000              15,000
                                                                --------           --------            --------
NET CASH FROM INVESTING ACTIVITIES                                    --             15,000              15,000
                                                                --------           --------            --------

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES      (7,384)             8,000                 616

Provision for Income Tax                                              --                 --                  --
Cash at Beginning of Year                                          8,000                 --                  --
                                                                --------           --------            --------
CASH AT END OF YEAR                                             $    616           $  8,000            $    616
                                                                ========           ========            ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                              $     --           $     --            $     --
                                                                --------           --------            --------
  Income Taxes                                                  $     --           $     --            $     --
                                                                --------           --------            --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mondas Minerals, Corp. (the Company) was incorporated on April 25, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has basic and diluted loss per share of $0.0001

ADVERTISING AND MARKETING

There has not been any advertising or marketing expenses incurred by the company since inception.

OFFICE SPACE

The company does not lease an office and has not incurred any expenses for office rent since inception.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended June 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES,) ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15,

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 6 - CONCENTRATIONS OF RISKS

CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $18,964 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

Scott Bengfort, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Scott Bengfort, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Bengfort has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Bengfort was $4,500 on June 30, 2009.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 9 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

Common Stock, $ 0.0001 par value: 100,000,000 shares authorized; 1,500,000 shares issued and outstanding.

On May 13, 2008 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

As of June 30, 2009 the Company had 1,500,000 shares of common stock issued and outstanding.

NOTE 11 - PURCHASE OF MINERAL RIGHTS AND IMPAIRMENT

On June 22, 2008, the Company entered into an agreement to acquire the Ram 1-4 Mineral Claims for $3,500 and $3,500 for an analysis of the claim. No proven or probable reserves on the property have been established. The total cost of the Mineral Rights acquisition was impaired 100% as of June 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
   Officer and/or Director           Age                      Position
   -----------------------           ---                      --------

Scott D. Bengfort                    60        President, Secretary, Treasurer
13983 West Stone Avenue                        and Director
Post Falls, ID  83854

Scott D. Bengfort is the promoter of Mondas Minerals Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Bengfort has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been in sales and marketing and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Mr. Scott D. Bengfort. Mr. Bengfort currently devotes approximately 5 hours per week to company matters. After receiving funding per our business plan Mr. Bengfort intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Mr. Bengfort has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Bengfort has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Ram Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

Scott D. Bengfort serves as Director, President, Secretary and Treasurer of Mondas Minerals Corp. since April 25, 2008 (inception). From March, 2008 to current, Mr. Bengfort serves as a home consultant with Clayton Homes, a wholly owned division of Berkshire Hathaway, a publicly traded company. From August 2003 to March, 2008, he served as customer service representative in sales and leasing at Knudtsent Chevrolet, Post Falls, ID. From March 2002 to August, 2003, he worked in sales and leasing at Lithia Motors, Spokane, WA. Mr. Bengfort has over 25 years experience in sales, marketing and business management. Mr. Bengfort holds a Bachelor of Science degree in Pre-Law and Psychology from the University of Iowa, Iowa City, Iowa.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from his position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Scott D. Bengfort, our officer and director receives no compensation for his services during the exploration stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Total
------------    ----   ------     -----      ------      ------     ------       --------      ------     -----
Scott D.        2009     0         0           0            0          0            0             0         0
Bengfort,       2008     0         0           0            0          0            0             0         0
President,
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Scott D.       0              0              0           0           0           0            0           0            0
Bengfort

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Scott D. Bengfort    0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer/director.

On May 13, 2008, a total of 1,500,000 shares of common stock were issued to Scott D. Bengfort in exchange for cash in the amount of $15,000 or $0.01 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Mr. Bengfort currently devotes approximately 5 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock           Scott D. Bengfort, Director                 1,500,000               100%
                       13983 West Stone Avenue                       Direct
                       Post Falls, ID  83854

Common Stock           Officer and/or director as a Group          1,500,000               100%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2009. As of June 30, 2009, there were 1,500,000 shares of our common stock issued and outstanding.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 1,500,000 shares have been issued to the existing stockholder, all of which are held by our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Scott D. Bengfort is our sole officer/director. We are currently operating out of the premises of Mr. Bengfort on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On May 13, 2008, the Company issued a total of 1,500,000 shares of common stock to Scott D. Bengfort for cash at $0.01 per share for a total of $15,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. As of June 30, 2009 our director has loaned the company $4,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services were $Nil, for audit-related services, including quarterly reviews, were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2008.

                                     PART IV

ITEM 15. EXHIBITS

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

August 10, 2009        Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2009        Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)