Form 10-Q
period 2009-09-30
Mondas Minerals Corp.
filed 2009-11-04
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares as of November 4, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                                 Balance Sheets

                                                                   Period ended          As of
                                                                   September 30,        June 30,
                                                                       2009               2009
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $    741           $    616
                                                                     --------           --------
Total Current Assets                                                      741                616

Equipment
  Total Equipment                                                          --                 --
                                                                     --------           --------

Total Assets                                                         $    741           $    616
                                                                     ========           ========

LIABILITIES

Current Liabilities
  Accounts Payable                                                   $    860           $     80
  Loan from Director                                                    9,500              4,500
                                                                     --------           --------
Total Current Liabilities                                              10,360              4,580
                                                                     --------           --------

Long term Liabilities                                                      --                 --
                                                                     --------           --------

Total Liabilities                                                      10,360              4,580
                                                                     ========           ========
EQUITY
  100,000,000 Common Shares Authorized at $0.0001 Par value
    1,500,000 common shares issued and outstanding                        150                150
  Additional Paid in Capital                                           14,850             14,850
  Deficit Accumulated during Exploration Stage                        (24,619)           (18,964)
                                                                     --------           --------
Total Stockholders Equity                                              (9,619)            (3,964)
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $    741           $    616
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Operations

                                                                                               From Inception on
                                                       3 months ended       3 months ended       April 25, 2008
                                                        September 30,        September 30,        September 30,
                                                            2009                 2008                 2009
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
Expenses
  General and Administrative                                  5,655                4,793               17,619
                                                         ----------           ----------           ----------
Total Expenses                                                5,655                4,793               17,619
                                                         ----------           ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss (Mineral Claims)             --                   --                7,000
                                                         ----------           ----------           ----------
Income
  Income (Loss) Before Income Taxes                          (5,655)              (4,793)             (24,619)
                                                         ----------           ----------           ----------

Provision For Income Taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net Income (Loss)                                        $   (5,655)          $   (4,793)          $  (24,619)
                                                         ==========           ==========           ==========

Basic & Diluted (Loss) per Common Share                      (0.004)              (0.003)              (0.016)
                                                         ----------           ----------           ----------

Weighted Average Number of Common Shares                  1,500,000            1,500,000            1,500,000
                                                         ----------           ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
              From Inception April 25, 2008 to September 30, 2009

                                                                                           Deficit
                                                                                         Accumulated
                                                       Common Stock                        During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000          150       14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000          150       14,850        (18,964)        (3,964)
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 September 30, 2009                                                                          (5,655)        (5,655)
                                                ----------      -------     --------      ---------      ---------

Balance, September 30, 2009                      1,500,000      $   150     $ 14,850      $ (24,619)     $  (9,619)
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                                                                   From Inception on
                                                               3 months ended     3 months ended     April 25, 2008
                                                                September 30,      September 30,      September 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                               $ (5,655)          $ (4,793)          $(24,619)
  Accounts Payable                                                     780                 --                860
  Impairment of Mineral Rights                                          --                 --              7,000
                                                                  --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                  (4,875)            (4,793)           (16,759)
                                                                  --------           --------           --------
FINANCING ACTIVITIES
  Common Shares Issued to Founders, @ $0.01 Per Share                   --                 --             15,000
  Loan from Director                                                 5,000                 --              9,500
                                                                  --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                   5,000                 --             24,500
                                                                  --------           --------           --------
NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                      125             (4,793)             7,741

INVESTING ACTIVITIES
  Mineral rights                                                        --                 --             (7,000)
                                                                  --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                      --                 --             (7,000)
                                                                  --------           --------           --------

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES           125             (4,793)               741

Provision for Income Tax                                                --                 --                 --

Cash at Beginning of Period                                            616              8,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    741           $  3,207           $    741
                                                                  ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                                $     --           $     --           $     --
                                                                  --------           --------           --------
  Income Taxes                                                    $     --           $     --           $     --
                                                                  --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $5,655 for the three months ended September 30, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through September 30, 2009 was $24,619.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $741 with $10,360 in outstanding liabilities. In order to achieve our exploration program goals, we will need additional funding. We attempted to raise $25,000 from an offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on August 12, 2008. The offering expired on February 8, 2009 with no shares being sold. Management is currently reviewing funding options which may include filing another registration statement.

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

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Expected to be completed in summer, 2010
             geochemistry.  The timeline for                              (dependent on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in late fall, 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

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

If we are successful in raising funds we plan to commence Phase 1 of the exploration program on the claims in the summer of 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in late fall of 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

November 4, 2009       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 4, 2009       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)