Form 10-Q
period 2009-12-31
Mondas Minerals Corp.
filed 2010-02-05
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of February 4, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                    Period ended         As of
                                                                    December 31,        June 30,
                                                                       2009               2009
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $     56           $    616
                                                                     --------           --------
Total Current Assets                                                       56                616

Equipment
  Total Equipment                                                          --                 --
                                                                     --------           --------

Total Assets                                                         $     56           $    616
                                                                     ========           ========

LIABILITIES

Current Liabilities
  Accounts Payable                                                   $     --           $     80
  Loan from Director                                                   13,000              4,500
                                                                     --------           --------
Total Current Liabilities                                              13,000              4,580
                                                                     --------           --------

Long term Liabilities                                                      --                 --
                                                                     --------           --------

Total Liabilities                                                      13,000              4,580
                                                                     ========           ========

EQUITY
  100,000,000 Common Shares Authorized at $0.0001 Par value
   1,500,000 common shares issued and outstanding                         150                150
  Additional Paid in Capital                                           14,850             14,850
  Deficit Accumulated during Exploration Stage                        (27,944)           (18,964)
                                                                     --------           --------
Total Stockholders Equity                                             (12,944)            (3,964)
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $     56           $    616
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Operations

                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             3 months        3 months        6 months        6 months     From Inception on
                                              ended           ended           ended           ended         April 25, 2008
                                            December 31,    December 31,    December 31,    December 31,      December 31,
                                               2009            2008            2009            2008              2009
                                            ----------      ----------      ----------      ----------        ----------
Revenue                                     $       --      $       --      $       --      $       --        $       --
                                            ----------      ----------      ----------      ----------        ----------
Expenses
  General and Administrative                     3,325           2,305           8,980           7,098            20,944
                                            ----------      ----------      ----------      ----------        ----------
Total Expenses                                   3,325           2,305           8,980           7,098            20,944
                                            ----------      ----------      ----------      ----------        ----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                 --              --              --              --             7,000
                                            ----------      ----------      ----------      ----------        ----------
Income
  Income (Loss) Before Income Taxes             (3,325)         (2,305)         (8,980)         (7,098)          (27,944)
                                            ----------      ----------      ----------      ----------        ----------

Provision For Income Taxes                          --              --              --              --                --
                                            ----------      ----------      ----------      ----------        ----------

Net Income (Loss)                           $   (3,325)     $   (2,305)     $   (8,980)     $   (7,098)       $  (27,944)
                                            ==========      ==========      ==========      ==========        ==========

Basic & Diluted (Loss) per Common Share         (0.002)         (0.002)         (0.006)         (0.005)           (0.019)
                                            ----------      ----------      ----------      ----------        ----------

Weighted Average Number of Common Shares     1,500,000       1,500,000       1,500,000       1,500,000         1,500,000
                                            ----------      ----------      ----------      ----------        ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                Statements of Stockholders' Equity (Deficiency)
               From Inception April 25, 2008 to December 31, 2009

                                                                                           Deficit
                                                                                         Accumulated
                                                       Common Stock                        During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000          150       14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000          150       14,850        (18,964)        (3,964)
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 September 30, 2009 (unaudited)                                                              (5,655)        (5,655)
                                                ----------      -------     --------      ---------      ---------

Balance, September 30, 2009                      1,500,000          150       14,850        (24,619)        (9,619)
                                                ==========      =======     ========      =========      =========
Net loss for the period ending
 December 31, 2009 (unaudited)                                                               (3,325)        (3,325)
                                                ----------      -------     --------      ---------      ---------

Balance, December 31, 2009                       1,500,000      $   150     $ 14,850      $ (27,944)     $ (12,944)
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                                 (Unaudited)        (Unaudited)
                                                                  6 months           6 months      From Inception on
                                                                   ended              ended          April 25, 2008
                                                                 December 31,       December 31,       December 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                               $ (8,980)          $ (7,098)          $(27,944)
  Accounts Payable                                                     (80)                --                 --
  Impairment of Mineral Rights                                          --                 --              7,000
                                                                  --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                  (9,060)            (7,098)           (20,944)
                                                                  --------           --------           --------
FINANCING ACTIVITIES
  Common Shares Issued to Founders, @ $0.01 Per Share                   --                 --             15,000
  Loan from Director                                                 8,500                 --             13,000
                                                                  --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                   8,500                 --             28,000
                                                                  --------           --------           --------

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                     (560)            (7,098)             7,056

INVESTING ACTIVITIES
  Mineral rights                                                        --                 --             (7,000)
                                                                  --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                      --                 --             (7,000)
                                                                  --------           --------           --------

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES          (560)            (7,098)                56

Provision for Income Tax                                                --                 --                 --
Cash at Beginning of Period                                            616              8,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $     56           $    902           $     56
                                                                  ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                                $     --           $     --           $     --
                                                                  --------           --------           --------
  Income Taxes                                                    $     --           $     --           $     --
                                                                  --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

     The Company has incurred cumulative net losses of $27,944 since its inception. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - SUBSEQUENT EVENTS

     Subsequent to December 31, 2009 we raised $25,000 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As used in this report, unless the context otherwise requires, "we," "us," "our" and, "Mondas Minerals" refers to Mondas Minerals Corp.

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

We incurred operating expenses of $3,325 and $2,305 for the three months ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through December 31, 2009 was $27,944.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $56 with $13,000 in outstanding liabilities. In order to achieve our exploration program goals, we needed additional funding. Subsequent to December 31, 2009 we raised $25,000 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $9,500 we anticipate spending for Phase 1 and $9,500 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $6,000 on professional fees, including fees payable in connection with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of monies during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with reporting obligations and operation expenses, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On January 27, 2009 the company completed an offering pursuant to a Registration Statement on Form S-1, selling 1,000,000 shares of common stock to 26 un-affiliated investors for total proceeds of $25,000.00.

ITEM 6. EXHIBITS

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

February 4, 2010       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 4, 2010       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)