Form 10-Q
period 2010-03-31
Mondas Minerals Corp.
filed 2010-05-12
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of May 11, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                   Period ended          As of
                                                                     March 31,          June 30,
                                                                       2010               2009
                                                                     --------           --------
                                     ASSETS

Current Assets
  Cash                                                               $ 21,454           $    616
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   21,454                616

                                  LIABILITIES

Current Liabilities
  Accounts Payable                                                   $     --           $     80
  Loan from Director                                                   13,000              4,500
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                              13,000              4,580
                                                                     --------           --------

                              STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized at $0.0001 par value
 2,500,000 and 1,500,000 common shares issued and outstanding
 at March 31, 2010 and June 30, 2009, respectively                        250                150
Additional Paid in Capital                                             39,750             14,850
Deficit Accumulated during Exploration Stage                          (31,546)           (18,964)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              8,454             (3,964)
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 21,454           $    616
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Operations

                                                                                                                   From
                                            (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)     Inception on
                                          3 months ended   3 months ended   9 months ended   9 months ended   April 25, 2008
                                             March 31,        March 31,        March 31,        March 31,        March 31,
                                               2010             2009             2010             2009             2010
                                            ----------       ----------       ----------       ----------       ----------
REVENUE                                     $       --       $       --       $       --       $       --       $       --
                                            ----------       ----------       ----------       ----------       ----------
EXPENSES
  General and Administrative                     3,602            2,616           12,582            9,714           24,546
                                            ----------       ----------       ----------       ----------       ----------
Total Expenses                                   3,602            2,616           12,582            9,714           24,546
                                            ----------       ----------       ----------       ----------       ----------
OTHER INCOME (EXPENSES)
  Recognition of an Impairment Loss
   (Mineral Claims)                                 --               --               --               --            7,000
                                            ----------       ----------       ----------       ----------       ----------
INCOME
  Income (Loss) Before Income Taxes             (3,602)          (2,616)         (12,582)          (9,714)         (31,546)
                                            ----------       ----------       ----------       ----------       ----------

Provision For Income Taxes                          --               --               --               --               --
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $   (3,602)      $   (2,616)      $  (12,582)      $   (9,714)      $  (31,546)
                                            ==========       ==========       ==========       ==========       ==========

Basic & Diluted (Loss) per Common Share          (0.00)           (0.00)           (0.01)           (0.01)
                                            ----------       ----------       ----------       ----------

Weighted Average Number of Common Shares     2,200,000        1,500,000        1,729,927        1,500,000
                                            ----------       ----------       ----------       ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                 Statements of Stockholders' Equity (Deficiency)
                From Inception April 25, 2008 to March 31, 2010

                                                                                           Deficit
                                                                                         Accumulated
                                                      Common Stock                         During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000          150       14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000          150       14,850        (18,964)        (3,964)
                                                ==========      =======     ========      =========      =========
Net loss for the quarter ending
 September 30, 2009 (unaudited)                                                              (5,655)        (5,655)
                                                ----------      -------     --------      ---------      ---------

Balance, September 30, 2009                      1,500,000          150       14,850        (24,619)        (9,619)
                                                ==========      =======     ========      =========      =========
Net loss for the quarter ending
 December 31, 2009 (unaudited)                                                               (3,325)        (3,325)
                                                ----------      -------     --------      ---------      ---------

Balance, December 31, 2009                       1,500,000          150       14,850        (27,944)       (12,944)
                                                ==========      =======     ========      =========      =========
Common Shares issued to 26 individules @
 $0.025 per share, (par value $0.0001) on
 January 27, 2010                                1,000,000          100       24,900                        25,000
                                                ----------      -------     --------      ---------      ---------
Net loss for the quarter ending
 March 31, 2010 (unaudited)                                                                  (3,602)        (3,602)
                                                ----------      -------     --------      ---------      ---------

Balance, March 31, 2010                          2,500,000      $   250     $ 39,750      $ (31,546)     $   8,454
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                                                                       From
                                                              (Unaudited)        (Unaudited)       Inception on
                                                            9 months ended     9 months ended     April 25, 2008
                                                               March 31,          March 31,          March 31,
                                                                 2010               2009               2010
                                                               --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                            $(12,582)          $ (9,714)          $(31,546)
  Accounts Payable                                                  (80)             1,500                 --
  Impairment of Mineral Rights                                       --                 --              7,000
                                                               --------           --------           --------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                    (12,662)            (8,214)           (24,546)
                                                               ========           ========           ========
FINANCING ACTIVITIES
  Common Shares Issued to Founders @ $0.01 Per Share                 --                 --             15,000
  Common Shares Issued to Individuals @ $0.025 Per Share         25,000                 --             25,000
  Loan from Director                                              8,500              2,000             13,000
                                                               --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                               33,500              2,000             53,000
                                                               ========           ========           ========
INVESTING ACTIVITIES
  Mineral rights                                                     --                 --             (7,000)
                                                               --------           --------           --------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                         --                 --             (7,000)
                                                               ========           ========           ========

Net Change in Cash                                               20,838             (6,214)            21,454

CASH AT BEGINNING OF PERIOD                                         616              8,000                 --
                                                               --------           --------           --------
CASH AT END OF PERIOD                                          $ 21,454           $  1,786           $ 21,454
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
  Interest Expense                                             $     --           $     --           $     --
                                                               --------           --------           --------
  Income Taxes                                                 $     --           $     --           $     --
                                                               --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An exploration stage company)
                 Notes to Condensed Interim Financial Statements
                                 March 31, 2010


NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

     The Company has incurred cumulative net losses of $31,546 since its inception. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                              Mondas Minerals Corp.
                         (An exploration stage company)
                 Notes to Condensed Interim Financial Statements
                                 March 31, 2010


NOTE 3 -STOCK TRANSACTIONS

     $25,000 was raised from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

NOTE 4 - SUBSEQUENT EVENTS

     On April 17, 2010 the company paid $9,500.00 to the Geologist for Phase 1 fieldwork to be conducted on the Ram 1-4 mineral claims during April-May 2010. No other material subsequent events have occurred since March 31, 2010 that require recognition or disclosure in these financial statements.

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

We incurred operating expenses of $3,602 and $2,616 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (April 25, 2008) through March 31, 2010 was $31,546.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $21,454 with $13,000 in outstanding liabilities. Manangement believes we have enough cash resources to fund the company and our exploration program for the next 12 months. In January 2010 we raised $25,000 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

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

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Commenced April, 2010
             geochemistry.  The timeline for
             accomplishing this phase of fieldwork
             including the turn-around time on analyses
             is approximately two months.

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

The geologsit commenced Phase 1 of the exploration program in April, 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in late fall of 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to additional financing, we anticipate commencing the third phase in 2011. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise additional funds to proceed with any work on the exploration program after Phase 2.

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

May 11, 2010           Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 11, 2010           Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)