Form 10-K
period 2010-06-30
Mondas Minerals Corp.
filed 2010-09-08
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2010

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

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 7, 2010, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              MONDAS MINERALS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        13
Item 1B. Unresolved Staff Comments                                           17
Item 2.  Properties                                                          17
Item 3.  Legal Proceedings                                                   17
Item 4.  [Removed and Reserved]                                              17

                                     Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                      18
Item 6.  Selected Financial Data                                             18
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          21
Item 8.  Financial Statements and Supplementary Data                         22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                32
Item 9A. Controls and Procedures                                             33
Item 9B. Other Information                                                   34

                                    Part III

Item 10. Directors, Executive Officers and Corporate Governance              35
Item 11. Executive Compensation                                              36
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     38
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        39
Item 14. Principal Accounting Fees and Services                              40

                                     Part IV

Item 15. Exhibits                                                            41

Signatures                                                                   41

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

Our financial statements from inception (April 25, 2008) through the year ended June 30, 2010 report no revenues and a net loss of $43,852. Our independent auditor has issued an audit opinion for Mondas Minerals Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

If we experience a shortage of monies prior to generating revenues we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We currently own a 100% undivided interest in a mineral property, the Ram 1-4 Mineral Claims (known as the "Ram Property.") The Ram Property consists of an area of 82.64 acres located in the Lida Quadrangle Area, Esmeralda County, Nevada. Title to the Ram Property is held by Mondas Minerals Corp. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

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

Our shares were approved for quotation on the OTCBB under the symbol MNDM on April 1, 2010. There has been no active trading of our shares and therefore no high or low bid.

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

On June 22, 2008, the Company entered into an agreement for services to file and secure the Ram 1-4 Mineral Claims for $3,500 and $3,500 for an analysis of the claim. On April 17, 2010, the Company paid $9,500 in exploration costs for Phase one fieldwork. No proven or probable reserves on the property have been established. The total cost of the Mineral Rights acquisition was impaired 100% as of June 30, 2008.

The Ram Property is motor vehicle accessible from the town of Goldfield, Nevada by traveling 17 miles south along Highway 95 to the Lida cut-off, Highway 266 and then 13 miles west to a good gravel road that travels north along the Westside of Mount Jackson for 3 miles to a good gravel road to the west-northwest that is then taken for 0.5 miles to the center post of the Ram 1-4 mineral claims.

The claims were recorded with the County and the Bureau of Land Management. We are required to make filings that disclose our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada. To date all of our filings have been made as required.

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

AREA HISTORY

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

                       [MAP SHOWING THE REGIONAL GEOLOGY]

LOCAL GEOLOGY

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

EXPLORATION

GEOPHYSICS OF THE RAM 1-4 MINERAL CLAIMS

The aeromagnetic results shown in the following figure are from a survey after U.S.G.S. map GP-753.

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

                    [MAP SHOWING THE AEROMAGNETIC RESULTS]

GEOCHEMISTRY OF THE RAM 1-4 MINERAL CLAIMS

To the best of the consulting geologist's knowledge, the Ram 1-4 property has not undergone any detailed ground exploration work including geochemistry which may have usefulness in this area, except the Phase 1 prospecting, mapping and soil geochemistry that was recently completed by the consulting geologist. Management is currently evaluating his Phase 1 report which was issued on May 29, 2010.

DRILLING

No drilling appears to have taken place on the area covered by the Ram mineral claims, except for the Phase 1 activities undertaken by the consulting geologist.

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

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. Phase 1 exploration has been completed; a report on the findings was issued on May 29, 2010. Management is currently evaluating the results.

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

RECOMMENDATIONS

The consulting geologist recommened the following three phase exploration proposal and the cost estimate was offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase.

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Completed in spring 2010. Report
             geochemistry.  The timeline for                              issued May 29, 2010.
             accomplishing this phase of fieldwork
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in late fall 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

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

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until the exploration stage reaches a level that these are required. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We are also subject to the regulations of the Bureau of Land Management.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Scott D. Bengfort, who currently devotes 5 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We commenced exploration on the Ram 1-4 Mineral Claims (known as the "Ram Property") in Spring 2010. We have no way as yet to evaluate the likelihood that our business will be successful. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if mineral production is not forthcoming from the claims, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $43,852 for the period from our inception on April 25, 2008 to June 30, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Mondas Minerals Corp. is suitable.

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

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, the claim has been staked per Nevada regulations and Phase 1 of the exploration program has been carried out by the consulting geologist. However, there is no guarantee that our claim contains any reserves, resulting in any funds spent on exploration being lost.

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

MR. BENGFORT, THE DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 60% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Mr. Bengfort's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act which will restrict his ability to sell his shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide the information covered by this Item.

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

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares were approved for quotation on the OTCBB under the symbol MNDM on April 1, 2010. There has been no active trading of our shares and therefore no high or low bid pricing.

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

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information covered by this Item.

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

We incurred operating expenses of $24,888 and $11,964 for the years ended June 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the year ended June 30, 2010 these expenses also included $9,500 in exploration costs.

Our net loss from inception (April 25, 2008) through June 30, 2010 was $43,852.

On June 22, 2008, the Company entered into an agreement for services to file and secure the Ram 1-4 Mineral Claims for $3,500 and $3,500 for an analysis of the claim. On April 17, 2010, the Company paid $9,500 in exploration costs for Phase one fieldwork. No proven or probable reserves on the property have been established. The total cost of the Mineral Rights acquisition was impaired 100% as of June 30, 2008.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

PLAN OF OPERATION

Our plan of operation for the twelve months following funding, of which there is no guarantee, is to complete the next two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $9,500 we anticipate spending for Phase 2 and $25,000 on Phase 3 of the exploration program as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $43,500. If we experience a shortage of monies prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with reporting obligations and operation expenses, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Phase 3 exploration will require additional financing.

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

 Phase           Exploration Program                            Cost                       Status
 -----           -------------------                            ----                       ------
Phase 1      Detailed Prospecting, mapping and soil            $ 9,500    Completed in spring 2010. Report
             geochemistry.  The timeline for                              issued May 29, 2010.
             accomplishing this phase of fieldwork
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid        $ 9,500    Expected to be completed in late fall 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

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

We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our exploration program. Mr. McLeod completed Phase 1 of the exploration program and provided his report to us. We are currently reviewing his recommendations. We anticipate commencing Phase 2 in late fall, 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to additional financing, we anticipate commencing the third phase in 2011. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work on the exploration program following Phase 2.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2010 was $9,428 with $13,280 in outstanding liabilities, of which $13,000 is a loan from our director. If we experience a shortage of monies we may utilize further funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

                                      6/30/2010        6/30/2009
                                      ---------        ---------

           Cash                        $ 9,428          $   616
           Total Assets                $ 9,428          $   616
           Accounts Payable            $   280          $    80
           Loan from director          $13,000          $ 4,500
           Total Liabilities           $13,280          $ 4,580

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information covered by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       [ACCOUNTANTS REPORT INSERTS HERE]

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                        As of              As of
                                                                       June 30,           June 30,
                                                                         2010               2009
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  9,428           $    616
                                                                       --------           --------

TOTAL CURRENT ASSETS                                                      9,428                616
                                                                       ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                                          280                 80
  Loan from Director                                                     13,000              4,500
                                                                       --------           --------

TOTAL CURRENT LIABILITIES                                                13,280              4,580
                                                                       --------           --------

                              STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized at $0.0001 Par value
 2,500,000 and 1,500,000 common shares issued and outstanding
 at June 30, 2010 and June 30, 2009, respectively                           250                150
Additional Paid in Capital                                               39,750             14,850
Deficit Accumulated during Exploration Stage                            (43,852)           (18,964)
                                                                       --------           --------

TOTAL STOCKHOLDERS' EQUITY                                               (3,852)            (3,964)
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  9,428           $    616
                                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Operations


                                                                                         From Inception on
                                                  Year ended           Year ended         April 25, 2008
                                                   June 30,             June 30,             June 30,
                                                     2010                 2009                 2010
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES
  General and Administrative                          15,388               11,964               27,352
  Exploration Costs                                    9,500                   --               13,000
  Recognition of an Impairment Loss                       --                   --                3,500
                                                  ----------           ----------           ----------
Total Expenses                                        24,888               11,964               43,852
                                                  ----------           ----------           ----------
INCOME
  Income (Loss) Before Income Taxes                  (24,888)             (11,964)             (43,852)
                                                  ----------           ----------           ----------

Provision For Income Taxes                                --                   --                   --
                                                  ----------           ----------           ----------

NET INCOME (LOSS)                                 $  (24,888)          $  (11,964)          $  (43,852)
                                                  ==========           ==========           ==========

BASIC & DILUTED (LOSS) PER COMMON SHARE                (0.01)               (0.01)
                                                  ----------           ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           1,921,918            1,500,000
                                                  ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
                 From Inception April 25, 2008 to June 30, 2010

                                                                                           Deficit
                                                                                         Accumulated
                                                      Common Stock                         During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000          150       14,850         (7,000)         8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000          150       14,850        (18,964)        (3,964)
                                                ==========      =======     ========      =========      =========
Common Shares issued to 26 individules @
 $0.025 per share, (par value $0.0001) on
 January 27, 2010                                1,000,000          100       24,900                        25,000
                                                ----------      -------     --------      ---------      ---------

Net loss for the year ending June 30, 2010                                                  (24,888)       (24,888)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2010                           2,500,000      $   250     $ 39,750      $ (43,852)     $  (3,852)
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows


                                                                                               From Inception on
                                                            Year ended         Year ended       April 25, 2008
                                                             June 30,           June 30,           June 30,
                                                               2010               2009               2010
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                          $(24,888)          $(11,964)          $(43,852)
  Accounts Payable                                                200                 80                280
                                                             --------           --------           --------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                  (24,688)           (11,884)           (43,572)
                                                             ========           ========           ========

FINANCING ACTIVITIES
  Common Shares Issued to Founders @ $0.01 Per Share               --                 --             15,000
  Common Shares Issued to Individuals @ $0.025 Per Share       25,000                 --             25,000
  Loan from Director                                            8,500              4,500             13,000
                                                             --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                             33,500              4,500             53,000
                                                             ========           ========           ========

Net Change in Cash                                              8,812             (7,384)             9,428
CASH AT BEGINNING OF PERIOD                                       616              8,000                 --
                                                             --------           --------           --------
CASH AT END OF PERIOD                                        $  9,428           $    616           $  9,428
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
  Interest Expense                                           $     --           $     --           $     --
                                                             --------           --------           --------
  Income Taxes                                               $     --           $     --           $     --
                                                             --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company adheres to generally accepted accounting principles in the United States of America.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


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

INCOME TAXES

The Company accounts for its income taxes in accordance with Accounting Standards Council topic 740, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC topic 825, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share information in accordance with ASC topic 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has basic and diluted loss per share of $0.0001

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


ADVERTISING AND MARKETING

Advertising costs are expensed as incurred. During the years ended June 30, 2010 and 2009, no advertising costs have been incurred

Office Space

The company does not lease an office and has not incurred any expenses for office rent since inception.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended June 30, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

                                                As of               As of
                                            June 30, 2010       June 30, 2009
                                            -------------       -------------
Deferred tax assets:
  Net operating tax carryforwards              $14,910             $ 6,448
  Less: Valuation allowance                    $14,910             $ 6,448
                                               -------             -------

  Net deferred tax assets                      $     0             $     0
                                               =======             =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2010 and 2009 the Company has net operating loss carry forward of approximately $43,852 and $18,964. Net operating loss carry forward expires twenty years from the date the loss was incurred. There are no taxes due or deferred for the State of Delaware.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $43,852 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Scott Bengfort, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Bengfort has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The funds are due on demand. The balance due Mr. Bengfort was $13,000 and $4,500 on June 30, 2010 and 2009, respectively.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of ASC topic 718. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of ASC topic 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

Common Stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

On May 13, 2008 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

On January 27, 2010 the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000

As of June 30, 2010 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10 - PURCHASE OF MINERAL RIGHTS AND IMPAIRMENT

On June 22, 2008, the Company entered into an agreement for services to file and secure the Ram 1-4 Mineral Claims for $3,500 and $3,500 for an analysis of the claim. The total cost of the Mineral Rights acquisition was impaired 100% as of June 30, 2008. On April 17, 2010, the Company paid $9,500 in exploration costs for Phase one fieldwork. No proven or probable reserves on the property have been established.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events since June 30, 2010. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm.

b) During the Company's audit from Inception on April 25, 2008 through June 30,2010, there were no disagreements with Seale and Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROLS AND PROCEDURES

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of June 30, 2010 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting for modification of debt.

Due to our small size, limited financial resources, and the fact that we have only one officer and director, who has been the only individual involved in our accounting and financial reporting, there has been no segregation of duties within the accounting function. This lack of segregation of duties represents a material weakness.

In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation once we have sufficient revenues to warrant the expense.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
   Officer and/or Director           Age                      Position
   -----------------------           ---                      --------

Scott D. Bengfort                    61        President, Secretary, Treasurer
13983 West Stone Avenue                        and Director
Post Falls, ID  83854

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

RESUME

Scott D. Bengfort serves as Director, President, Secretary and Treasurer of Mondas Minerals Corp. since April 25, 2008 (inception). From December 2008 to current Mr. Bengfort has been an automobile salesman for Midway Automotive. From March, 2008 to December 2008, he served as a home consultant with Clayton Homes, a wholly owned division of Berkshire Hathaway, a publicly traded company. From August 2003 to March, 2008, he served as customer service representative in sales and leasing at Knudtsent Chevrolet, Post Falls, ID. From March 2002 to August, 2003, he worked in sales and leasing at Lithia Motors, Spokane, WA. Mr. Bengfort has over 25 years experience in sales, marketing and business management. Mr. Bengfort holds a Bachelor of Science degree in Pre-Law and Psychology from the University of Iowa, Iowa City, Iowa.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations.

No policy has been implemented, nor are there any current plans to implement policy to address conflicts of interest.

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

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Total
------------    ----   ------     -----      ------      ------     ------       --------      ------     -----
Scott D.        2010     0         0           0            0          0            0             0         0
Bengfort,       2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock           Scott D. Bengfort, Director                 1,500,000                60%
                       13983 West Stone Avenue                       Direct
                       Post Falls, ID  83854

Common Stock           Officer and/or director as a Group          1,500,000                60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2010. As of June 30, 2010, there were 2,500,000 shares of our common stock issued and outstanding.

A total of 1,500,000 shares have been issued to our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the officer/director (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. As of June 30, 2010 our director has loaned the company $13,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended June 30, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our registration statement on form S-1, filed under SEC File Number 333-152330, at the SEC website at www.sec.gov:

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

September 7, 2010      Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 7, 2010      Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)