Form 10-K/A
period 2010-06-30
Mondas Minerals Corp.
filed 2010-09-22
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 21, 2010, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

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

                                EXPLANATORY NOTE

This Amended Form 10-K is being filed for the following purpose: To include the Audit Report which was omitted in the filing made on September 8, 2010. Other than that change, the disclosures in this amended Form 10-K are as of the initial filing date of September 8, 2010 and does not include subsequent events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mondas Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Mondas Minerals Corp. (An Exploration Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and from inception on April 25, 2008 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondas Minerals Corp. (An Exploration Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and from inception on April 25, 2008 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had a loss from operations of $24,888, an accumulated deficit of $43,852, working capital deficit of $3,852 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 31, 2010



                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

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

September 21, 2010     Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 21, 2010     Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)