Form 10-Q
period 2010-09-30
Mondas Minerals Corp.
filed 2010-11-02
CIK 1439299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of November 2, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                         As of             As of
                                                                     September 30,        June 30,
                                                                         2010               2010
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  4,303           $  9,428
                                                                       --------           --------

TOTAL CURRENT ASSETS                                                   $  4,303           $  9,428
                                                                       ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                                     $     --           $    280
  Loan from Director                                                     13,000             13,000
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                13,000             13,280
                                                                       --------           --------

                         STOCKHOLDERS' EQUITY (DEFICIT)

100,000,000 Common Shares Authorized at $0.0001 par value
 2,500,000 and 2,500,000 common shares issued and outstanding
 at September 30, 2010 and June 30, 2010, respectively                      250                250
Additional Paid in Capital                                               39,750             39,750
Deficit Accumulated during Exploration Stage                            (48,697)           (43,852)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (8,697)            (3,852)
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $  4,303           $  9,428
                                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                3-Month Period       3-Month Period      From Inception on
                                                    ended                ended           April 25, 2008 to
                                                 September 30,        September 30,        September 30,
                                                     2010                 2009                 2010
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES
  General and Administrative                           4,845                5,655               32,197
  Exploration Costs                                       --                   --               13,000
  Recognition of an Impairment Loss                       --                   --                3,500
                                                  ----------           ----------           ----------
Total Expenses                                         4,845                5,655               48,697
                                                  ----------           ----------           ----------
INCOME
  Income (Loss) Before Income Taxes                   (4,845)              (5,655)             (48,697)
                                                  ----------           ----------           ----------

Provision For Income Taxes                                --                   --                   --
                                                  ----------           ----------           ----------

NET INCOME (LOSS)                                 $   (4,845)          $   (5,655)          $  (48,697)
                                                  ==========           ==========           ==========

BASIC & DILUTED (LOSS) PER COMMON SHARE                (0.00)               (0.00)
                                                  ----------           ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           2,500,000            1,500,000
                                                  ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
            Condensed Statements of Stockholders' Equity (Deficiency)
              From Inception April 25, 2008 to September 30, 2010
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                      Common Stock                         During
                                                  --------------------       Paid in     Exploration       Total
                                                  Shares        Amount       Capital        Stage         Equity
                                                  ------        ------       -------        -----         ------

Balance at Inception on April 25, 2008                  --      $    --     $     --      $      --      $      --
                                                ----------      -------     --------      ---------      ---------
Common Shares issued to founders @
 $0.01 per share, (par value $0.0001)
 on May 13, 2008                                 1,500,000          150       14,850                        15,000

Net loss for the period from inception
 on April 25, 2008 to June 30, 2008 (audited)                                                (7,000)        (7,000)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2008                           1,500,000      $   150     $ 14,850      $  (7,000)     $   8,000
                                                ==========      =======     ========      =========      =========

Net loss for the year ending June 30, 2009                                                  (11,964)      (11,964)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2009                           1,500,000      $   150     $ 14,850      $ (18,964)     $  (3,964)
                                                ==========      =======     ========      =========      =========
Common Shares issued to 26 individules @
 $0.025 per share, (par value $0.0001) on
 January 27, 2010                                1,000,000          100       24,900                        25,000
                                                ----------      -------     --------      ---------      ---------

Net loss for the year ending June 30, 2010                                                  (24,888)       (24,888)
                                                ----------      -------     --------      ---------      ---------

Balance, June 30, 2010                           2,500,000      $   250     $ 39,750      $ (43,852)     $  (3,852)
                                                ==========      =======     ========      =========      =========

Net loss for the period ending Sept 30, 2010                                                 (4,845)        (4,845)
                                                ----------      -------     --------      ---------      ---------

Balance, Sept 30, 2010 (unaudited)               2,500,000      $   250     $ 39,750      $ (48,697)     $  (8,697)
                                                ==========      =======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          3-Month Period     3-Month Period    From Inception on
                                                              ended              ended         April 25, 2008 to
                                                           September 30,      September 30,      September 30,
                                                               2010               2009               2010
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                          $ (4,845)          $ (5,655)          $(48,697)
  Accounts Payable                                               (280)               780                 --
                                                             --------           --------           --------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                   (5,125)            (4,875)           (48,697)
                                                             ========           ========           ========

FINANCING ACTIVITIES
  Common Shares Issued to Founders @ $0.01 Per Share               --                 --             15,000
  Common Shares Issued to Individuals @ $0.025 Per Share           --                 --             25,000
  Loan from Director                                               --              5,000             13,000
                                                             --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                 --              5,000             53,000
                                                             ========           ========           ========

Net Change in Cash                                             (5,125)               125              4,303

CASH AT BEGINNING OF PERIOD                                     9,428                616                 --
                                                             --------           --------           --------

CASH AT END OF PERIOD                                        $  4,303           $    741           $  4,303
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
  Interest Expense                                           $     --           $     --           $     --
                                                             --------           --------           --------
  Income Taxes                                               $     --           $     --           $     --
                                                             --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                               September 30, 2010


NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

     The Company has incurred cumulative net losses of $48,697 from inception through September 30, 2010. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                              Mondas Minerals Corp.
                         (An Exploration Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                               September 30, 2010


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 4 - SUBSEQUENT EVENTS

     In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events since September 30, 2010. During this period, the Company did not have any material recognizable subsequent events.

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

BUSINESS

We are an exploration stage company with no revenues or operating history. We currently own a 100% undivided interest in the Ram 1-4 Mineral Claims located in Esmeralda County, Nevada that we call the "Ram Property." During the spring and summer of 2010 we carried out exploration on the Ram Property. Based on an analysis of the Phase 1 data, there are statistical anomalies that seem to merit further review. However, without additional financing and resources, the company cannot go further. To maximize value to the company and its' shareholders, management is evaluating the possibility of obtaining additional capital, a joint venture, a sale of the company, or a sale of the claim. We have not earned any revenues to date, and our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,845 and $5,655 for the three months ended September, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Our net loss from inception (April 25, 2008) through September 30, 2010 was $48,697, which included $13,000 in exploration costs and $3,500 in mineral impairment losses.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not yet established an ongoing source of revenues sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2010 was $4,303 with $13,000 in outstanding liabilities, compared with $9,428 in cash and $13,280 in liabilities at our year end June 30, 2010. We do not have enough cash resources to fund the company for the next 12 months. If we experience a shortage of monies during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with reporting obligations and operation expenses, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

In January 2010 we raised $25,000 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

PLAN OF OPERATION

The geologist commenced Phase 1 of the exploration program in April, 2010. Based on an analysis of the Phase 1 data, there are statistical anomalies that seem to merit further review. However, without additional financing and resources, the company cannot go further. To maximize value to the company and its' shareholders, management is evaluating the possibility of obtaining additional capital, a joint venture, a sale of the company, or a sale of the claim. We cannot provide investors with any assurance that we will be able to raise additional capital, secure a joint venture or sell the claim or company.

We anticipate spending approximately $7,500 on professional fees, including fees payable in connection with reporting obligations, and general administrative costs over the next 12 months.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

November 2, 2010       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 2, 2010       Mondas Minerals Corp., Registrant


                       By: /s/ Scott Bengfort
                           -----------------------------------------------------
                           Scott Bengfort, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)