Form 10-KT
period 2010-12-31
Consumer Capital Group, Inc.
filed 2011-03-31
CIK 1439299

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended ______________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from July 1, 2010 to December 31, 2010

                        Commission File Number 333-152330

                           CONSUMER CAPITAL GROUP INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      26-2517432
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               35 North Lake Avenue, Suite 280, Pasadena, CA 91101
                    (Address of principal executive offices)

                                 (626) 568-3368
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                      None.

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-accelerated  Filer [ ]                         Smaller Reporting Company [X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 31, 2010, there were 26 non-affiliate holders of common stock of the Company.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2011, there were 18,888,889 shares of common stock, par value $.0001, issued and outstanding. No market value has been computed based upon the fact that no active trading had been established.

                           FORWARD-LOOKING STATEMENTS

Certain   statements   made  in  this   Transition   Report  on  Form  10-K  are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consumer Capital Group Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

     The Company was originally incorporated as "Mondas Minerals Corp." ("Mondas") in Delaware on April 25, 2008, and was engaged in the acquisition, exploration, and development of natural resource properties. The principal executive offices were previously located at 13983 West Stone Avenue, Post Falls, ID 83854.

     We received our initial funding of $15,000 through the sale of common stock to our officer and director who purchased 1,500,000 shares of our common stock at $0.01 per share on May 13, 2008. In January 2010, we raised $25,000 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330 which became effective on January 5, 2010. The offering was closed on January 27, 2010.

     We were an exploration stage company with no revenues or operating history. We owned a 100% undivided interest in a mineral property, the Ram 1-4 Mineral Claims (known as the "Ram Property.") The Ram Property consists of an area of
82.64 acres located in the Lida Quadrangle Area, Esmeralda County, Nevada. Title to the Ram Property was held by Mondas. Our plan of operation was to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

     On February 4, 2011, we acquired Consumer Capital Group, Inc., a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a merger transaction ("Merger") pursuant to an Agreement and Plan of Merger
("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation ("CCG Delaware"), Consumer Capital Group Inc., a California corporation ("CCG), and Scott D. Bengfort.

     In the Merger, CCG Delaware merged into CCG with CCG as the surviving corporation, which became a wholly owned subsidiary of the Company. In connection with CCG becoming our wholly owned subsidiary, we acquired the business and operations of CCG, and CCG's subsidiaries, America Pine (Beijing) Bio-Tech, Inc., a PRC corporation, Arki (Beijing) E-Commerce Technology Corp., a PRC corporation, Beijing Beitun Trading Co., Ltd., a PRC corporation, and America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (together, the "PRC Subsidiaries"), became our indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with an entity under common control that is 100% owned by two of CCG's major shareholders and officers, America Arki Network Service Beijing Co., Ltd. ("Arki Network Service"), which is a PRC limited liability company. CCG, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the "CCG Group."

     On January 7, 2011, we formed a new wholly-owned subsidiary by the name of "Consumer Capital Group Inc." in Delaware solely for purposes of changing our corporate name to "Consumer Capital Group Inc." in conjunction with the closing of the Merger.

     On January 11, 2011, our board of directors resolved to change our fiscal year end from June 30 to December 31.

     Upon completion of the Merger on February 17, 2011, our name has been changed to "Consumer Capital Group Inc." Our current principal offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. Our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") is now CCGN. There was no trading of our shares prior to the Merger. Since the Merger, there has been very limited trading of our shares.

MERGER

     Under the Merger Agreement, the Company issued an aggregate of 17,777,778 shares of its common stock to the shareholders of CCG immediately prior to the Merger ("CCG Shareholders") at an exchange rate of one (1) share of our common stock for each 21.96 shares of CCG common stock.

     Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company's common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

     In connection with the Merger, the mining rights held by the Company were assigned to Mr. Bengfort, and in turn Mr. Bengfort also personally assumed all liabilities of the Company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between the Company and Mr. Bengfort effective on the closing date of the merger (the "Assignment and Assumption Agreement"). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which the Company owed to him immediately prior to the closing of the Merger, along with all other claims against the Company, by executing a release agreement ("Release") effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement including various representations and warranties, and execute an indemnification agreement ("Indemnification Agreement") in favor of CCG and the CCG shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of the Company that may materialize within a one year period after the closing.

     In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director, and designees of CCG were appointed as new directors. These new directors took office and appointed new officers of the Company promptly following the closing of the Merger.

BUSINESS OF CCG

     From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC. CCG is a holding company that, prior to December 2010, through Arki (Beijing) E-Commerce Technology Corp. ("Arki Beijing") and its entity under common control, Arki Network Service, operates a consumer e-commerce business in the PRC. Beginning in December 2010, the e-commerce business operations are conducted through America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation ("Arki Fuxin"), Arki Network Service, and Arki Beijing through respective contractual arrangements among those parties. These contractual arrangements are necessary to comply with laws of the PRC limiting foreign ownership of companies that operate in the e-commerce space. Through such contractual arrangements, we have the ability to substantially influence Arki Network Service's daily business operations and financial affairs, appoint its management, and approve all matters requiring stockholder approval.

     CCG also owns 100% of the capital stock of America Pine (Beijing) Bio-Tech, Inc., a PRC corporation ("America Pine Beijing"), which does not currently conduct material operations.

     CCG  headquarters  are  located  in  Pasadena,   California,  and  our  PRC
operations are headquartered in Beijing.

Ccg History and Organization

     The founders of the CCG Group are Jianmin Gao, Lingling Zhang, and Fei Gao. The founders formed America Pine Group Inc. ("America Pine California") in California on November 27, 2006. America Pine California was in the business of selling healthcare products from the U.S. in the PRC. The founders formed

America Pine Beijing in the PRC on March 21, 2007 as a wholly owned subsidiary of America Pine California to conduct operations for this business in the PRC. These operations ceased on February 5, 2010.

     The founders formed Arki Beijing in the PRC on March 6, 2008 also as a wholly owned subsidiary of America Pine with an intention to develop the CCG Group's current consumer e-commerce business.

     CCG was formed in California on October 14, 2009. In February 2010, America Pine California transferred America Pine Beijing and Arki Beijing to CCG.

     On November 26, 2010, CCG formed Arki Fuxin as its wholly owned subsidiary.

     On November 29, 2010, CCG received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beijing Beitun Trading Co. ("Beitun Trading"), a PRC domestic trade and distribution company engaged in the wholesale distribution and import/export of various food and meat products, industrial machinery, and electrical equipment. The joint venture has a registered capital of 500,000 RMB (approximately $75,069) - 255,000 RMB (approximately $38,285) from CCG and 245,000 RMB
(approximately $36,784) from Wei Guo. As of the present date, CCG owns 51% of Beitun Trading, and Wei Guo owns 49% of Beitun Trading.

     On November 26, 2010, Arki Beijing, Arki Network Service, and its shareholders entered into contractual arrangements, and effective December 2010, Arki Fuxin, Arki Network Service, and its shareholders entered into contractual arrangements, to operate the consumer e-commerce website. Arki Network Service is owned by CCG's two largest shareholders. These arrangements are more fully described below.

Contractual Arrangements with Arki Beijing, Arki Network Service, and Arki Fuxin

     Our relationships with Arki Network Service, its stockholders, and Arki Beijing are governed by a series of contractual arrangements, as we (including our direct and indirect subsidiaries) do not own any equity interests in Arki Network Service. PRC law currently has limits on foreign ownership of certain companies. To comply with these restrictions, Arki Network Service and its shareholders entered into two sets of contractual arrangements with Arki Beijing and Arki Fuxin in November 2010:

     Powers of Attorney. The equity owners irrevocably appointed Arki Beijing and Arki Fuxin to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members.

     Share Pledge Agreements. The equity owners pledged their respective equity interests in the entity as a guarantee for the payment by the entity of consulting and services fees under the business cooperation agreements and repayment under the loan agreements.

     Business Cooperation Agreement. Arki Beijing and Arki Fuxin provide the entity with technical support, consulting services, and other commercial services. The initial term of these agreements is ten years. In consideration for those services, the entity agrees to pay Arki Beijing and Arki Fuxin service fees. The service fees are eliminated upon consolidation.

     Loan Agreements. Loans were granted to the equity owners of the entity with
the  sole  and  exclusive   purpose  of  providing   funds   necessary  for  its
capitalization as required by the laws of the PRC.

     Exclusive Option Agreements. The equity owners of the entity granted an option contract to Arki Beijing and Arki Fuxin to purchase their respective equity interests in the entity.

     As of December 2010, we conduct substantially all of our e-commerce business operations through Arki Fuxin, which holds substantial control over Arki Network Service's operations through their contractual arrangements. . Chinese laws and regulations currently have limits on foreign ownership of certain businesses that prohibit non-Chinese persons from having direct ownership interests. To comply with these foreign ownership restrictions, we do not own any equity interests in Arki Network Service, but it is an entity under common control through contractual arrangements. Arki Network Service holds the licenses and approvals necessary to operate its e-commerce business in China. Arki Fuxin and Arki Beijing entered into respective contractual arrangements with Arki Network Service' stockholders, pursuant to which we provide technical support and consulting and commercial services to Arki Network Service. Through these contractual arrangements, we also have the ability to substantially influence Arki Network Service's daily operations and financial affairs, appoint its senior members of management, and approve all matters requiring stockholder approval.

Current Corporate Structure

     The following diagram illustrates our corporate structure:

                           Consumer Capital Group Inc.
                                        |
                                        |
                                        |
                                        |
                     ------------------------------------------------------------------------------------------
Investment    {          100%                 100%                      100%                          51%
Ratio         {           |                    |                          |                            |
                          |                    |                          |                            |
Company       {      Arki (Bejing)        America Pine                America Arki (Fuxin)        Bejing Beitun
Name          (      E-commerce           (Bejing) Bio-Tech Inc       Network                     Trade Co Ltd
                     Technology Corp                                  Management Co. Ltd.
                          |                                                |
                          |                                                |
                          |                                           Contractual
                          |                                           Arrangements
                          |                                                |
                          |                                                |
                          ----- Contractual Arrangements ----------   America Arki Network
                                                                      Service Bejing Co, Ltd.

Our Consumer E-Commerce Website

     In 2010, we commenced market research and developed supporting technology in preparation for our current PRC-based nationwide online retailing platform at www.ccmus.com, which was launched in 2010 for Chinese consumers. The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors to promote and sell products and services directly to consumers in the PRC at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members. Our website also provides access to certain Western products that are generally unavailable in the PRC such as handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

     Our website provides consumer goods and services in the following 14 major categories:

     1.  Nutrition and health supplements;
     2.  Home furnishings;
     3.  Cosmetics and beauty;
     4.  Consumer electronics;
     5.  Culture and sports;
     6.  Consumer services;
     7.  Maternity;
     8.  Closing and shoes;
     9.  Jewelry and accessories;
     10. Travel;
     11. Foreign goods;
     12. Office supplies;
     13. Household appliances; and
     14. Electronics.

How the Website Works

     Sellers use our website to advertise and sell their goods, manage customer data, and track orders and shipments. Consumers shop online and pay for products and services through the system. Thus, we do not buy, hold, or sell any inventory. The system escrows payments for the goods until the consumer uses the system to indicate that the order was satisfactorily fulfilled.

     The sellers set the price of their products and services offered through our website. The sellers, however, must include within their selling price a service fee for CCG and money for our points and reward program.

     As of March 10, 2011, we have 116 vendors who make up the sellers, or the manufacturers and distributors who offer their products and services through our website, and over 18,000 members who make up the consumers who purchase products and services offered through our website.

Members

     Retail prices for goods and services in China are generally uniform throughout the country, and, outside of the largest cities, businesses as a rule do not compete on the basis of price. Instead, some retailers offer customers the chance to win prize money by conducting sweepstakes and in-store lotteries.

     We follow this practice by means of a "buying club" dimension built into our website. Members qualify for daily sweepstakes reward opportunities by making purchases through the website. The total amount of the prize money for each daily lottery is based on the volume of purchases made that day. Members who purchase goods and/or services through the website are automatically enrolled in the daily "Lucky Drawing." These sweepstakes tap into a group-buying dynamic whereby consumers are motivated to enroll their family and friends as members of the website and encourage them to make purchases through the website. The larger the volume of sales on a given day, the greater the prize money capped at 5,000RMB.

     In addition to this sweepstakes feature, we attract customers, build loyalty, and encourage repeat business by establishing membership levels that correspond to the total amount spent on goods and services by each member. As members purchase more goods and services through the website, they attain higher levels of membership that entitle them to "bonus points" that can be applied toward future purchases. Earning additional points and attaining higher levels of membership also entitle members to bonus lottery tickets.

Vendors/Sellers

     Our website provides business-to-consumer e-commerce technologies to manufacturers and distributors throughout the PRC and Asia who wish to sell directly to Chinese consumers. Our platform eliminates most intermediate links and results in substantial channel cost savings. By providing direct access to our members, sellers attain an immediate and dramatic expansion of their retail exposure throughout the PRC. Sellers benefit from the online nature of business-to-consumer e-commerce transactions that facilitate fast and immediate receipt of orders, shorten accounts receivable periods, enhance cash flow, reduce cost of sales, and increase a seller's operational capacity.

     An important feature of our system is that, in addition to the Company managed sweepstakes and bonus points features, the platform allows sellers to offer incentive points that accrue to consumers who purchase the sellers' goods. Sellers may set the amount of the purchase price that consumers receive back as incentive points based on the consumer's membership level and purchasing history with the seller. These incentive points constitute a strong marketing mechanism for the seller and an indirect discount to consumers.

Debit Card

     On March 28, 2011, we launched a debit bank card program that puts CCG debit cards in the hands of Chinese consumers by entering into a cooperation agreement with Fuxin City Bank to issue co-branded cards with our Company's logo. The debit cards embrace all the financial functions of traditional bank cards. The cardholder may use the debit card to make electronic payments on our website and provides discounts for retail transactions outside of our website.

Technology

     Our website is built on the latest e-commerce technologies. Its major modules and functionalities include:

     * A front-end web application built on Microsoft ASP.NET technology, including the most advanced .NET 4.0 framework.

          o    Support for Memberships, User Profiles, Security, and Encryption.
          o    Integrated performance enhancement, database, XML, and RSS.
          o    Support  for   real-time   authentication,   authorization,   and
               validation.

     * Shopping cart built on Microsoft ASP.NET technology using C# libraries with .NET user profiles, LINQ, and SQL Server database.

     * Transaction engine built on Microsoft SQL Server and ASP.NET 4.0 technology with support for parallel computing and load balancing for enhanced efficient real-time transaction performances.

     * Secured order handling via https, authentication, authorization, and transaction logging.

     *    Vendor  interface web platform that enables vendors to share and route
          information   through   different   departments,    execute   business
          transactions, and obtain real-time reports.

     *    SQL Server Reporting Services.

     * Scalability. The system is designed to support very large numbers of concurrent transactions based on its .NET 4.0 parallel computing, load balancing, and SQL Server Enterprise capabilities, and grow well ahead of the transaction volume curve.

     * Lucky Drawing sweepstakes. The daily sweepstakes are conducted on the web platform by means of application features that promote user awareness, create program documentation, drive promotions, perform record reconciliations, and generate reporting and acknowledgment.

     * Bonus point incentive program. The system's knowledge management module and a content management module are designed to support this and other incentive programs based on corporate strategic planning and marketing schedules.

     * Interface with banking and financial partners. The system fully integrates with our financial institution partners.

Security

     Our platform provides both vendors and members with complete financial, identity, authenticity, and delivery security. We hold payment for goods ordered through the system until the consumer confirms receipt and satisfaction with the goods received. Security is ensured by means of a multifactor account password and authentication system, multiple password-protected login protocols, and dynamic passwords, digital certificates, and other authentication mechanisms. The transaction security system further guarantees that both buyers and sellers are certified and registered on file in order to ensure the true identity of the parties. Each transaction is subject to verification by industry-leading proprietary monitoring algorithms to detect and eliminate fraudulent activity.

Industry Overview

China's Economy

     Chinese consumers are experiencing a rapid increase in per capita income and household consumption. This is fueled, in part, by an active array of policies on the part of the Chinese government oriented toward increasing disposable income and shifting growth away from industrial development and toward domestic demand.

     Both international and domestic retailers are turning their attention to China's smaller cities. Beijing's determination to boost rural consumption is also expected to increase competition among retailers that have previously focused on the country's big cities. Through rapid expansion of networks of retail chain stores, supply and marketing cooperatives are rising as major players in China's "brick and mortar" rural retail market.

Internet Use and E-commerce in China

     China's population of internet users jumped to 384 million in 2009, according to the state China Internet Network Information Center (CNNIC). Throughout 2009, the number of Chinese internet users grew by 86 million, an increase of 28.9% compared to the end of 2008. The survey found 29% of China's
1.3 billion people are now internet users. According to Reuters, the number of Chinese using the internet to book travel, bank, and carry out other commerce grew by 68% year-over-year.

     E-commerce activity in China has risen dramatically in the past couple of years, according to the Shanghai-based China Market Research Group, and was expected to reach 90% growth in 2010. China's online shopping sales rose to $36.6 billion in 2009 and will reach have reached an estimated $80 billion in 2010.

Future Growth in Consumer Spending

     China's government remains focused on continued gains in the development of the country's consumer market. At the 2010 Economic Work Conference, the government stressed the need to further expand consumption demand and consumption capacity. China's well-established policy to stimulate consumption includes extending the availability of consumer credit and enhancing the country's retail and distribution systems.

     In September 2010, the Chinese government announced efforts to step up stimulus of the domestic consumption market and expand imports. It emphasized the huge potential of the domestic consumption market that is set to reach $2 trillion in value this year. According to CHINA DAILY, China also plans to continue to boost domestic consumption as a priority in its 12th Five-Year Plan (2011-2015).

COMPETITION

     Our website operates in a rapidly growing consumer, retail, and e-commerce market across the PRC. According to Goldman Sachs, e-commerce sales in China could grow 275% over five years to reach an estimated $300 billion in 2015.

     We compete against both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce, including the following that we believe are our major competitors:

     * TAOBAO.COM is China's biggest online retailer. It follows the eBay model by facilitating consumer-to-consumer retail by means of a platform for businesses and individuals to open online retail stores. Taobao caters to bargain-hunting consumers. Most of their users are teenagers, college students, and white collar workers in big cities in the age group 20-35.

     * E-COMMERCE CHINA DANGDANG INC. is another big online retailer in China. It sells books and other media products and general merchandise that it sources from publishers, manufacturers, and distributors in China. It also has a marketplace program in which third-party merchants can sell general merchandise products alongside its products, and customers can purchase these products through the same checkout process.

     * PAIPAI.COM consists of a number of major channels, including women, men, online games, digital products, mobile phone, life, sports, students, special offers, mothers and babies, toys, superior quality products, and hotels. Its business model centers on fashionable and trendy brand offerings.

     *    EACHNET.COM is eBay's China e-commerce platform.

Competitive Advantages and Disadvantages

     Our e-commerce business model possesses a number of strategically significant strengths. Significant competitors such as Taobao and Paipai cater predominantly to consumer-to-consumer transactions. In contrast, we focus on the full range of consumer goods and services, from clothing and consumer electronics to household appliances and home furnishings, in a full business-to-consumer modality. We believe our sweepstakes and incentive programs are an unmatched innovation among China's competing e-commerce offerings. The group-buying dynamic these programs harness results in an unusually low-cost and effective method of attracting consumers to the website. For manufacturers and distributors, the platform provides comprehensive retail channel benefits and geographical breadth while permitting autonomy and flexibility in how sellers fulfill and ship goods to consumers. By concentrating our development of core competencies in e-commerce technology, we avoid the overhead and operational difficulties of logistics and supply chains.

     Our website is presently disadvantaged by its limited time in the marketplace and our need to recruit and train experienced personnel. In addition to the competition we face from other e-commerce businesses, we require time and resources to further integrate our banking, merchant, and consumer partners. At present, consumer-to-consumer represents the largest segment of China's e-commerce market. Business-to-consumer is in its infancy, and our website is, thus, one of the first-to-market players in this space.

MARKETING AND SALES

     Arki Network Service has relationships with 30 provincial locations in the PRC that conducts a continuous program of word-of-mouth market development; Arki Network Service, however, has no ownership in any of these locations. Each location attempts to recruit local and regional manufacturers and distributors for our business and to promote the development of online consumer, family, and community shopping on our website.

     We have also developed a marketing  program in  conjunction  with the China
Education   Foundation  to  promote  our  business  during  televised   national
graduation ceremonies of the PRC's millions of college students.

PRC REGULATIONS

     Online commerce in China is subject to a number of laws and regulations. This section summarizes all material PRC laws and regulations relevant to our business and operations in China and the key provisions of such regulations.

Corporate Laws and Industry Catalogue Relating to Foreign Investment

     The establishment, operation, and management of corporate entities in China are governed by the Company Law of the PRC, or the Company Law, effective in 1994, as amended in 1999, 2004, and 2005, respectively. The Company Law is applicable to our PRC subsidiaries and affiliated PRC entity unless the PRC laws on foreign investment have stipulated otherwise.

     The establishment, approval, registered capital requirement, and day-to-day operational matters of wholly foreign-owned enterprises, such as our PRC subsidiary, Arki Network Service, are regulated by the Wholly Foreign-owned Enterprise Law of the PRC effective in 1986, as amended in 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the PRC effective in 1990, as amended in 2001.

     Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The

Catalogue divides industries into three categories: encouraged, restricted, and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

     Establishment of wholly foreign-owned enterprises is generally permitted in encouraged industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. For example, sales and distribution of audio and video products are among the restricted categories, and only contractual joint ventures in which Chinese partners holding majority interests can engage in the distribution of audio and video products in China. In addition, restricted category projects are also subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category.

Regulations Relating to Telecommunications Services

     In September 2000, the State Council issued the Regulations on Telecommunications of China, or the Telecommunications Regulations, to regulate telecommunications activities in China. The telecommunications industry in China is governed by a licensing system based on the classifications of the telecommunications services set forth under the Telecommunications Regulations.

     The Ministry of Industry and Information Technology together with the provincial-level communications administrative bureaus, supervises and regulates the telecommunications industry in China. The Telecommunications Regulations divide the telecommunications services into two categories: infrastructure telecommunications services and value-added telecommunications services. The operation of value-added telecommunications services is subject to the examination, approval, and the granting of licenses by the Ministry of Industry and Information Technology or the provincial-level communications administrative bureaus. According to the Catalogue of Classification of Telecommunications Businesses effective in April 2003, provision of information services through the internet, such as the operation of our website, is classified as value-added telecommunications services.

Regulations Relating to Foreign Investment in Value-added Telecommunications Industry

     According to the Administrative Rules for Foreign Investment in Telecommunications Enterprises issued by the State Council effective in January 2002, as amended in September 2008, a foreign investor may hold no more than a 50% equity interest in a value-added telecommunications services provider in China, and such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record.

     The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, or the Circular, issued by the former Ministry of Information Industry in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain an internet content provider, or ICP, license to conduct any value-added telecommunications business in China. Under the Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring, or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites, or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, certain relevant assets, such as the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. The Circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. If an ICP license holder fails to comply with the requirements in the Circular and also fails to remedy such non-compliance within a specified period of time, the Ministry of

Information Industry or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP license. We believe Arki Network Service is in compliance with the Circular.

Regulations Relating to Internet Information Services and Content of Internet Information

     In September 2000, the State Council issued the Administrative Measures on Internet Information Services, or the Internet Measures, to regulate the provision of information services to online users through the internet. According to the Internet Measures, internet information services are divided into two categories: services of an operative nature and services of a non-operative nature. Our business conducted through our website involves operating internet information services, which requires us to obtain an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local branch of the Ministry of Information Industry may levy fines, confiscate its income, or even block its website. Due to the PRC law restriction that foreign investors cannot hold more than a 50% equity interest in a value-added telecommunications services provider, we hold our ICP license through Arki Network Service. Arki Network Service currently holds an ICP license issued by Beijing Communications Administration, a local branch of the Ministry of Information Industry. Our ICP license will expire in August 2015, and we will renew such license prior to its expiration date.

     The Internet Measures further specify that the internet information services regarding, among others, news, publication, education, medical and health care, and pharmacy and medical appliances are required to be examined, approved, and regulated by the relevant authorities. Internet content providers are prohibited from providing services beyond that included in the scope of their business license or other required licenses or permits. Furthermore, the Internet Measures clearly specify a list of prohibited content. Internet content providers must monitor and control the information posted on their websites. We are subject to this rule as a result of our operation of our online marketplace program.

Regulations Relating to Privacy Protection

     As an internet content provider, we are subject to regulations relating to protection of privacy. Under the Internet Measures, internet content providers are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes the lawful rights and interests of others. Internet content providers that violate the prohibition may face criminal charges or administrative sanctions by PRC security authorities. In addition, relevant authorities may suspend their services, revoke their licenses or temporarily suspend or close down their websites. Furthermore, under the Administration of Internet Bulletin Board Services issued by the Ministry of Information Industry in November 2000, internet content providers that provide electronic bulletin board services must keep users'
personal information confidential and are prohibited from disclosing such personal information to any third party without the consent of the users, unless otherwise required by law. The regulation further authorizes relevant telecommunication authorities to order internet content providers to rectify any unauthorized disclosure. Internet content providers could be subject to legal liabilities if unauthorized disclosure causes damages or losses to internet users. However, the PRC government retains the power and authority to order internet content providers to provide the personal information of internet users if the users post any prohibited content or engage in illegal activities through the internet. We believe that we are currently in compliance with these regulations in all material aspects.

Regulations Relating to Taxation

     In January 2008, the PRC Enterprise Income Tax Law took effect. The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the PRC
Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

     Under the PRC Enterprise Income Tax Law, an enterprise established outside China with "de facto management bodies" within China is considered a "resident enterprise" for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as "resident enterprises" clarified that dividends and other income paid by such PRC "resident enterprises" will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC "resident enterprises" to various reporting requirements with the PRC tax authorities.

     Under the implementation regulations to the PRC Enterprise Income Tax Law, a "de facto management body" is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or residence in the PRC: senior management personnel and departments that are responsible for daily production, operation, and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders' meetings; and half or more of the senior management or directors having voting rights.

Regulations Relating to Foreign Exchange

     Pursuant to the Regulations on the Administration of Foreign Exchange issued by the State Council and effective in 1996, as amended in January 1997 and August 2008, current account transactions, such as sale or purchase of goods, are not subject to PRC governmental control or restrictions. Certain organizations in the PRC, including foreign-invested enterprises, may purchase, sell, and/or remit foreign currencies at certain banks authorized to conduct foreign exchange business upon providing valid commercial documents. Approval of the PRC State Administration of Foreign Exchange, or SAFE, however, is required for capital account transactions.

     In August 2008, SAFE issued a circular on the conversion of foreign currency into Renminbi by a foreign-invested company that regulates how the converted Renminbi may be used. The circular requires that the registered capital of a foreign-invested enterprise converted into Renminbi from foreign currencies may only be utilized for purposes within its business scope. For example, such converted amounts may not be used for investments in or acquisitions of other PRC companies, unless specifically provided otherwise, which can inhibit the ability of companies to consummate such transactions. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi registered capital of foreign-invested enterprises converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE's approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been utilized. Violations may result in severe penalties, such as heavy fines.

Regulations Relating to Labor

     Pursuant to the PRC Labor Law effective in 1995 and the PRC Labor Contract Law effective in 2008, a written labor contract is required when an employment relationship is established between an employer and an employee. Other labor-related regulations and rules of the PRC stipulate the maximum number of working hours per day and per week as well as the minimum wages. An employer is required to set up occupational safety and sanitation systems, implement the national occupational safety and sanitation rules and standards, educate employees on occupational safety and sanitation, prevent accidents at work, and reduce occupational hazards.

     In the PRC, workers dispatched by an employment agency are normally engaged in temporary, auxiliary, or substitute work. Pursuant to the PRC Labor Contract Law, an employment agency is the employer for workers dispatched by it and must perform an employer's obligations toward them. The employment contract between the employment agency and the dispatched workers, and the placement agreement between the employment agency and the company that receives the dispatched workers must be in writing. Also, the company that accepts the dispatched workers must bear joint and several liability for any violation of the Labor Contract Law by the employment agencies arising from their contracts with dispatched workers. An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, employees who have served an employer for more than one (1) year and less than ten years are entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer shall be compensated at three times their normal salaries for each waived vacation day.

     Pursuant to the Regulations on Occupational Injury Insurance effective in 2004 and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees. Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in 1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance, and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds. The PRC Subsidiaries and Arki Network Service are in process of applying for registration for social insurance and opening a housing fund account.

Regulations On Dividend Distribution

     Wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits after tax as determined in accordance with PRC accounting standards. Remittance of dividends by a wholly foreign-owned enterprise out of China is subject to examination by the banks designated by SAFE. Wholly foreign-owned companies may not pay dividends unless they set aside at least 10% of their respective accumulated profits after tax each year, if any, to fund certain reserve funds, until such time as the accumulative amount of such fund reaches 50% of the wholly foreign-owned company's registered capital. In addition, these companies also may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds at their discretion. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Safe Regulations On Offshore Special Purpose Companies Held by PRC Residents or Citizens

     Pursuant to the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75, issued in October
2005 by SAFE  and its  supplemental  notices,  PRC  citizens  or  residents  are required to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company's shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If the shareholders of the offshore holding company who are PRC citizens or residents do not complete their registration with the local SAFE branches, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its PRC subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC law for evasion of applicable foreign exchange restrictions.

M&A Rules

     On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission, or CSRC, promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle, or SPV, formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC's approval is not required for this offering given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network Service and Arki Beijing and between Arki Network Service and Arki Fuxin as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

     The M&A Rules also establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

Safe Regulations On Employee Share Options

     On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. Pursuant to the Share Option Rule, Chinese citizens who are granted share options by an overseas publicly listed company are required to register with SAFE through a Chinese agent or Chinese subsidiary of the overseas publicly listed company and complete certain other procedures. Our PRC employees who have been granted share options will be subject to these regulations. Failure of our

PRC share option holders to complete their SAFE registrations may subject these PRC employees to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries' ability to distribute dividends to us.

EMPLOYEES

     During the period covered by this report, we had one employee, Scott D. Bengfort, who was our sole officer and director. Mr. Bengfort devoted 5 hours per week to company matters. There were no formal employment agreements between the Company and Mr. Bengfort. In connection with the Merger, Mr. Bengfort resigned as the Company's sole officer and director. Currently, we have 12 employees, all of which are full-time employees.

BANKRUPTCY OR SIMILAR PROCEEDINGS

     There has been no bankruptcy, receivership or similar proceeding.

ITEM 1A. RISK FACTORS.

                         RISKS RELATING TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

     Our preparatory work for consumer e-commerce business commenced and the operation of our online retailing platform officially commenced in 2010. We acquired a majority interest in a meat distribution business in November 2010. Our limited operating history makes it difficult to evaluate our business. In addition, the limited performance history of our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales, and operating systems, procedures, and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

WE ARE HIGHLY DEPENDENT ON SENIOR MANAGEMENT AND KEY SALES AND TECHNICAL PERSONNEL.

     We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on Jianmin Gao, our Chief Executive Officer, to manage our operations. The loss of Mr. Gao, or any other member of our senior management, would have a material adverse effect on our business and operations. Competition for senior management is intense, and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any member of our senior management that we lose. In addition, if any member of our senior management joins a competitor or forms a competing company, they may compete with us for customers, business partners, and other key professionals and staff members of the Company.

THE SHAREHOLDERS OF OUR AFFILIATED PRC ENTITY HAVE POTENTIAL CONFLICTS OF INTEREST WITH US, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     Jianmin Gao and Fei Gao are father and son, respectively, and officers and directors of the Company. They are also the two (2) shareholders of our affiliated PRC entity, Arki Network Service, each holding 50% in such entity. Thus, conflicts of interest between their duties to the Company and their interests as the controlling shareholders of our affiliated PRC entity may arise. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

IF WE FAIL TO MANAGE OUR RELATIONSHIPS WITH OUR VENDORS, OUR BUSINESS AND PROSPECTS MAY SUFFER.

     Our website provides products and services from domestic Chinese and other Asian manufacturers and distributors. Maintaining good relationships with suppliers of products and services that are offered through our website that compete with each other can be difficult. For example, suppliers of similar products may compete for desirable virtual shelf space or priority exposure of their products on our website to our customer base. There can be no assurance that our current vendors will continue to offer their products and services through our website, or that we will be able to establish new or extend current vendor relationships to ensure a steady supply to our members in a timely and cost-efficient manner. If we are unable to develop and maintain good relationships with these manufacturers and distributors, it may inhibit our ability to offer products and services demanded by our customers, or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our vendors cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. Any breakdown in our relationships with the manufacturers and distributors, or a failure to timely resolve disputes with or complaints from our vendors, could materially and adversely affect our business, prospects, and results of operations.

WE MAY INCUR LIABILITY FOR COUNTERFEIT PRODUCTS SOLD AT OUR WEBSITE.

     Our website offers products from over 116 manufacturers and distributors across China. Those manufacturers and distributors are separately responsible for sourcing the products they sell on our website. Although we have adopted measures to verify the authenticity of products sold on our website and minimize potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not always be successful. In the event that counterfeit or infringing products are sold on our website, we could face claims that we should be held liable for selling counterfeit products or infringing on others' intellectual property rights. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products. Moreover, regardless of whether we successfully defend against such claims, our reputation could be severely damaged. Successful claims of infringement of third-party intellectual property rights against us is a violation by the sellers of products and services on our website of agreements we have with such sellers, which automatically terminates such agreement, and any damages obtained against us may be deducted from sales by such sellers. Any of these events could have a material adverse effect on our business, results of operations, or financial condition.

WE MAY BE REQUIRED TO OBTAIN PAYMENT SERVICE PERMIT.

     Pursuant to the "Measures for the Administration of Payment Services of Non-Financial Institutions" (the "Measures") promulgated by the People's Bank of China (the "BOA") and effective on September 1, 2010, and its Detailed Implementation Rules effective on December 1, 2010, a Payment Business Permit is required for the non-financial institutions that serve as intermediary agencies between the payer and the beneficiary to provide partial or all of the monetary funds transfer services in the form of a) online payment; b) issuance and acceptance of prepaid cards; c) bill collection via bankcards; and d) other payment services determined by the People's Bank of China. In terms of on line payment, it refers to an act of transferring money between the payer and the beneficiary through public network or special network, including currency exchange, online payment, mobile phone payment, telephone payment, and digital TV payment. In addition, the Measures set forth certain conditions for Payment Business Permit applicant in terms of registered capital amount, qualifications of the main capital contributors and so on. We may be required to apply for a Payment Business Permit accordingly. Prior to receipt of a Payment Business Permit, we may not be qualified to provide money escrow services for our clients, which may impair our competitiveness and adversely affect our operation.

OUR INABILITY TO OBTAIN CAPITAL, USE INTERNALLY GENERATED CASH, OR USE SHARES OF OUR COMMON STOCK OR DEBT TO FINANCE FUTURE EXPANSION EFFORTS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

     Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement and negatively impact our stock price.

OUR SUCCESS MAY DEPEND IN PART ON OUR ABILITY TO MAKE SUCCESSFUL ACQUISITIONS.

     As part of our business strategy, we may plan to expand our operations through strategic acquisitions in our current markets and in new markets. We cannot accurately predict the timing, size, and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

     * our ability to identify suitable acquisition candidates at acceptable prices;

     * our ability to successfully complete acquisitions of identified candidates;

     *    our  ability  to  compete   effectively   for  available   acquisition
          opportunities;

     * increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not

     *    result in the returns required by our acquisition criteria;

     *    diversion of management's attention to expansion efforts;

     *    unanticipated  costs  and  contingent   liabilities   associated  with
          acquisitions;

     *    failure of acquired businesses to achieve expected results;

     *    our  failure  to  retain  key   customers  or  personnel  of  acquired
          businesses; and

     *    difficulties   entering  markets  in  which  we  have  no  or  limited
          experience.

     These risks, as well as other circumstances that often accompany expansion through acquisitions, could inhibit our growth and negatively impact our operating results. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

COSTS INCURRED BECAUSE WE ARE A PUBLIC COMPANY MAY AFFECT OUR PROFITABILITY.

     As a public company, we incur significant legal, accounting, and other expenses, and we are subject to the SEC's rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies. We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

     It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Our new members of management as of the reverse merger transaction have no experience operating a public company. We may need to recruit, hire, train, and retain additional financial reporting, internal controls, and other personnel in order to develop and implement appropriate internal controls and reporting procedures both domestically and internationally. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may have material weaknesses reported in our independent accountant's attestation report on our internal control over financial reporting required by the Sarbanes-Oxley Act.

                         RISKS RELATING TO OUR INDUSTRY

OUR SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY AND RESPOND TO CONSTANTLY CHANGING CONSUMER PREFERENCES.

     The e-commerce and retail industries are subject to changing consumer preferences. Consequently, we must stay abreast of emerging lifestyle and consumer trends and anticipate trends that will appeal to existing and potential customers. If our members cannot find their desired products on our website, they may stop purchasing products and services on our website, stop visiting our website, or visit less often. If we do not anticipate, identify, and respond effectively to consumer preferences or changes in consumer trends at an early stage, we may not be able to generate our desired level of sales. Such circumstances could materially and adversely affect our business, financial condition, and results of operations.

ANY UNPLANNED INTERRUPTION IN THE FUNCTIONING OF OUR NETWORK OR SERVICES COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS.

     We conduct all of our transactions through our website, and the proper functioning of our website is essential to our business. Our website is subject to unanticipated interruptions through failures of our software or network or virus attacks. The satisfactory performance, reliability, and availability of our website, our transaction-processing systems, and our network infrastructure are critical to our success and our ability to attract and retain customers. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment performance would reduce the volume of products and services sold and the attractiveness of offerings at our website. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control. There can be no assurance that such unexpected interruptions will not happen and occurrences could damage our reputation and result in a material decrease in our revenues.

THE INTERNET AND INTERNET-BASED SERVICES IN THE PRC MAY FAIL TO GROW AS QUICKLY AS EXPECTED, AND LIMITED USE OF PERSONAL COMPUTERS IN THE PRC AND THE RELATIVELY HIGH COST OF INTERNET ACCESS MAY LIMIT THE DEVELOPMENT OF THE INTERNET IN THE PRC AND THUS IMPEDE OUR GROWTH.

     Our future success depends on the growth of the internet in the PRC. In particular, our business strategy and growth assumptions depend on the continued development and utilization of internet-based services such as e-commerce. While business-to-consumer ecommerce has existed in China since the 1990s, only recently have certain companies, such as our company, become profitable, and, thus, the viability and prospects of various business-to-consumer ecommerce business models, and e-commerce generally, in China remain relatively untested. Our business prospects and future growth could suffer if the internet or the markets for internet-based services in the PRC fail to grow as quickly as anticipated, which could have a material adverse impact over our business prospects, results of operations, and financial condition.

     Further, although the use of personal computers in the PRC has increased in recent years, the penetration rate of personal computers in the PRC is still much lower than that in the United States. In addition, despite a decrease in the cost of internet access in the PRC due to a decrease in the cost of personal computers and the greater availability of broadband internet access, the cost of personal internet access, in contrast with internet access through internet cafes, remains relatively high in comparison to the average per capita income in the PRC. These factors may limit the growth of membership to our website and our business overall.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD REDUCE OUR MARKET SHARE AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     The internet market in the PRC is relatively new and rapidly evolving. Yet, the online retail environment in the PRC is intensely competitive, and we face competition from both several domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce.

     We compete with our competitors in the PRC primarily on technological advancements, attractiveness of products and services, volume of traffic and users, quality of website and content, strategic relationships, quality of services, effectiveness of sales and marketing efforts, talented staff, and pricing. We believe our particular disadvantages are that our website has had limited time in the marketplace and we must recruit and train experienced personnel. Over time, our competitors may gradually build certain competitive advantages over us in terms of greater brand recognition among internet users, better products and services, larger customer and vendor bases, more extensive and well-developed marketing and sales networks, and substantially greater financial and technical resources.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

OUR GROWTH AND PROFITABILITY DEPEND ON THE LEVEL OF ECONOMIC CONDITIONS AND OTHER FACTORS IN CHINA.

     We currently derive all of our revenue from the PRC. This geographic concentration exposes us to consumer confidence, spending, growth rates, and other factors that may be specific to that territory to which we would be less subject if we were more geographically diversified. The retail industry, in particular, is very sensitive to broad economic changes. The domestic and international political environments, including military conflicts and political turmoil and social instability, may also adversely affect consumer confidence and reduce spending, which could in turn materially and adversely affect our growth and profitability. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

IF THE PRC GOVERNMENT FINDS THAT THE ARRANGEMENTS THAT ESTABLISH THE STRUCTURE FOR OPERATING OUR BUSINESS DO NOT COMPLY WITH PRC GOVERNMENT RESTRICTIONS ON FOREIGN INVESTMENT IN THE TELECOMMUNICATIONS BUSINESS, WE COULD BE SUBJECT TO SEVERE PENALTIES.

     The PRC government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of PRC companies that engage in telecommunications-related business. Specifically, foreign investors are not allowed to own more than a 50% equity interest in any PRC company engaging in value-added telecommunications business.

     The MIIT issued a circular in July 2006 requiring a foreign investor to set up a foreign-invested enterprise and obtain a value-added telecommunications business operating license, or VAT license, in order to conduct any value-added telecommunications business in China. Pursuant to this circular, a domestic VAT license holder is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local VAT license holder or its shareholder. The circular further requires each VAT license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to a lack of interpretations from the regulator, it is unclear what impact this circular will have on us or other similarly situated companies.

     The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure is in violation of PRC laws and regulations. If our corporate and contractual structure is deemed by the MIIT to be illegal, either in whole or in part, we may have to modify such structure to comply with regulatory requirements. However, we cannot assure you that we can achieve this without material disruption to our business. Further, if our corporate and contractual structure is found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

     *    revoking our business and operating licenses;

     *    levying fines on us;

     * confiscating any of our income that they deem to be obtained through illegal operations;

     *    shutting down a portion or all of our networks and servers;

     *    discontinuing or restricting our operations in China;

     *    requiring us to restructure our corporate and contractual structure;

     *    restricting  or  prohibiting  our  use of  the  proceeds  from  future
          offering  to  finance  our  PRC   affiliated   entity'   business  and
          operations; and

     * taking other regulatory or enforcement actions that could be harmful to our business.

Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

WE RELY ON CONTRACTUAL ARRANGEMENTS WITH ARKI NETWORK SERVICE IN CHINA AND ITS RESPECTIVE SHAREHOLDERS FOR OUR BUSINESS OPERATIONS, WHICH MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL OR ENABLING US TO DERIVE ECONOMIC BENEFITS AS OWNERSHIP OF CONTROLLING EQUITY INTERESTS.

     We rely on and expect to continue to rely on contractual arrangements with Arki Network Service in China and its respective shareholders to operate our e-commerce platform. These contractual arrangements may not be as effective in providing us with control over Arki Network Service and enabling us to derive economic benefits from the operations of Arki Network Service as ownership of controlling equity interests would be. If we had direct ownership of Arki Network Service, we would be able to exercise our rights as a shareholder to (i) effect changes in the board of directors of Arki Network Service, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level, and (ii) derive economic benefits from the operations of those entities by causing them to declare and pay dividends. However, under the current contractual arrangements, as a legal matter, if Arki Network Service or any of its shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of Arki Network Service were to refuse to transfer their equity interests therein to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

     If (i) the relevant PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) Arki Network Service or its shareholders terminate the contractual arrangements or (iii) Arki Network Service or its shareholders fail to perform their obligations under these contractual arrangements, our business operations in China would be adversely and materially affected, and the value of your shares would substantially decrease. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then-current PRC law allowed us to directly operate the relevant businesses in China.

     In addition, if Arki Network Service or all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Arki Network Service undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenue and the market price of your shares.

     All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Arki Network Service, and our ability to conduct our business may be negatively affected.

OUR CONTRACTUAL ARRANGEMENTS WITH OUR AFFILIATED PRC ENTITY MAY RESULT IN ADVERSE TAX CONSEQUENCES TO US.

     As a result of our corporate structure and the contractual arrangements between us and our affiliated PRC entity, we are effectively subject to the 5% PRC business tax on net revenues derived from our contractual arrangements with our affiliated PRC entity. We may be subject to adverse tax consequences if the PRC tax authorities were to determine that the contracts between us and our affiliated PRC entity were not on an arm's length basis and constitute a favorable transfer pricing arrangements. If this occurs, the PRC tax authorities could request that our affiliated PRC entity adjust its taxable income, if any, upward for PRC tax purposes. Such a pricing adjustment could adversely affect us by increasing our affiliated PRC entity's tax expenses without reducing our tax expenses, which could subject our affiliated PRC entity to late payment fees and other penalties for underpayment of taxes. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm's length principles. As a result, our contractual arrangements with our affiliated PRC entity may result in adverse tax consequences to us. As our affiliated PRC entity suffered accumulated loss since its inception, it has not paid any PRC income tax so far. If it generates net income from transactions with our PRC subsidiaries pursuant to the contractual arrangements in the future and the PRC tax authorities decide to make transfer pricing adjustments on its net income, our consolidated net income may be adversely affected.

IF OUR AFFILIATED PRC ENTITY FAILS TO OBTAIN AND MAINTAIN THE REQUISITE ASSETS, LICENSES, AND APPROVALS REQUIRED UNDER THE COMPLEX REGULATORY ENVIRONMENT FOR INTERNET-BASED BUSINESSES IN CHINA, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     The internet industry in China is highly regulated by the PRC government and numerous regulatory authorities of the central PRC government are empowered to issue and implement regulations governing various aspects of the internet industry. Our affiliated PRC entity is required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide its current services. These assets and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, our affiliated PRC entity may be required to obtain additional licenses. If it fails to obtain or maintain any of the required, assets, licenses, or approvals, its continued business operations in the internet industry may subject it to various penalties, such as confiscation of illegal net revenues, fines, and the discontinuation or restriction of its operations. Any such disruption in the business operations of our affiliated PRC entity will materially and adversely affect our business, financial condition and results of operations.

REGULATION AND CENSORSHIP OF INFORMATION DISTRIBUTION OVER THE INTERNET IN CHINA MAY ADVERSELY AFFECT OUR BUSINESS, AND WE MAY BE LIABLE FOR INFORMATION DISPLAYED ON, RETRIEVED FROM, OR LINKED TO OUR WEBSITE.

     China has enacted laws and regulations governing internet access and the distribution of products, services, news, information, audio-video programs, and other content through the internet. In the past, the PRC government has prohibited the distribution of information through the internet that it deems to be in violation of PRC laws and regulations. If any of our internet content were deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business, and revocation of required licenses, which could materially and adversely affect our business, financial condition, and results of operations. We may also be subject to potential liability for any unlawful actions of our customers or users of our website or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be prevented from operating our website in China.

OUR ONLINE BUSINESS RELIES ON THE TELECOMMUNICATIONS INFRASTRUCTURE OF CHINA'S INTERNET.

     Most access to the internet in China is maintained through a network owned by the local Chinese telecommunications carriers (E.G. China Unicom and China Telecom) under the regulatory supervision of China's Ministry of Industry and Information Technology ("MIIT"). In addition, networks in China connect to the internet through a government-controlled international gateway, which is the only channel through which domestic Chinese users connect to the international internet network. We rely on this infrastructure and China Unicom and China Telecom to provide data communications capacity, primarily through local telecommunications lines. We would have no access to alternative networks and services, on a timely basis, if at all, in the event of any infrastructure disruption or failure.

THE PRC LEGAL SYSTEM EMBODIES UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO US.

     The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing general economic and business matters. The overall effect of legislation since 1979 has been a significant enhancement of the protections afforded to various forms of foreign-invested enterprises in China. Our PRC subsidiaries - America Pine Beijing, Arki Beijing, Arki Fuxin, and Beitun Trading - are wholly foreign owned enterprises, or WFOEs; a WFOE is an enterprise incorporated in China and capitalized by foreign funds. Our PRC subsidiaries are subject to laws and regulations  applicable  to foreign  investment in China in general and laws and regulations applicable to WFOEs in particular. These laws, regulations, and legal requirements, however, are constantly changing, and their interpretation and enforcement involve uncertainties, which could limit the legal protections available to us. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the internet, including the promulgation of new laws, changes to existing laws, or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Furthermore, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

REGULATIONS RELATING TO OFFSHORE INVESTMENT ACTIVITIES BY PRC RESIDENTS MAY SUBJECT OUR STOCKHOLDERS TO FINES AND LEGAL SANCTIONS AND MAY ADVERSELY AFFECT OUR BUSINESS.

     The PRC State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Further, PRC residents are required to file amendments to their registrations with the local SAFE branch if their special purpose companies undergo material events involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions, or long-term equity or debt investments. We have urged our beneficial owners that are PRC residents to complete their registration with local SAFE branch as required under the SAFE notice in connection with the transactions contemplated by the Merger Agreement, but cannot assure you that they have completed such registrations at the time of filing. The failure of these beneficial owners to timely complete their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our WFOEs, limit our WFOEs' ability to distribute dividends to us or the offshore entities set up by our beneficial owners, or otherwise materially and adversely affect our business.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR CAPITAL EFFECTIVELY.

     All of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the "current account", which includes dividends, trade, and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans.

     Currently, our PRC subsidiaries may purchase foreign exchange for settlement of "current account transactions," and retain foreign exchange in its current account, subject to a ceiling approved by the SAFE, to satisfy foreign exchange liabilities or to pay dividends. We cannot, however, assure you that the relevant PRC governmental authorities will not limit or eliminate our PRC subsidiaries' abilities to purchase and retain foreign currencies in the future.

     Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize capital generated in Renminbi to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies.

     Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, if we finance our PRC subsidiaries by foreign currency loans, those loans cannot exceed certain statutory limits and must be registered with the SAFE, and if we finance our PRC subsidiaries by capital contributions, then those capital contributions must be approved by the Ministry Of Commerce or its local agency. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, we may not be able to finance Arki Network Service's operations by loans or capital contributions. We cannot assure you that we can obtain these governmental registrations or approvals on a timely basis, if at all. These limitations could affect the ability of these entities to obtain foreign exchange through debt or equity financing, and could adversely affect our business and financial conditions.

FLUCTUATION  IN THE  VALUE  OF  THE  RENMINBI  MAY  REDUCE  THE  VALUE  OF  YOUR
INVESTMENT.

     The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange policies. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People's Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi solely to the U.S. dollar. Under this revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. The People's Bank of China, however, regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For almost two years after July 2008, the Renminbi traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase Renminbi exchange rate flexibility. It remains unclear, though, how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

     Because all of our revenues and expenditures are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

     Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

                         RISK RELATING TO OUR SECURITIES

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS, AND NO CASH DIVIDENDS ARE EXPECTED TO BE PAID IN THE FORESEEABLE FUTURE.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY SECURITIES COULD RESULT IN DILUTION TO OUR STOCKHOLDERS.

     We may require additional cash resources due to changed business conditions or other future developments, including any investments we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot provide assurances that financing will be available in amounts or on terms acceptable to us, if at all.

THERE HAS BEEN A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND OUR STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES.
     There was no trading of our common stock prior to our acquisition of the business and operations of the CCG Group in February 2011. Since that time, there has been a very limited trading market for our common stock. An active trading market for our common stock may not develop due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. You may not be able to liquidate your stock quickly or at the market price if trading in our common stock is not active.

IF AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, WE EXPECT TO EXPERIENCE VOLATILITY IN THE PRICE OF OUR COMMON STOCK, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO OUR STOCKHOLDERS IF THEY ARE UNABLE TO SELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

     If an active trading market for our common stock develops, we expect the market price of our common stock to fluctuate substantially for the indefinite future due to a number of factors, including general and industry-specific economic conditions, actual or anticipated fluctuations in our operating results, our capital commitments, and the loss of any of our key management personnel.

PAST ACTIVITIES OF OUR COMPANY AND AFFILIATES MAY LEAD TO FUTURE LIABILITY FOR OUR COMPANY.

     Prior to the reverse triangular merger with CCG, we were engaged in the acquisition and exploration of mining properties, a business unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified will be borne by us and may result in substantial costs to the Company and could divert management's attention and resources that otherwise could have been focused on our business operations.

A LARGE MAJORITY OF OUR SHARES ARE HELD BY A FEW STOCKHOLDERS, SOME OF WHOM ARE MEMBERS OF OUR MANAGEMENT. AS THESE PRINCIPAL STOCKHOLDERS SUBSTANTIALLY CONTROL OUR CORPORATE ACTIONS, OUR OTHER STOCKHOLDERS MAY FACE DIFFICULTY IN EXERTING ANY INFLUENCE OVER MATTERS NOT SUPPORTED BY THESE PRINCIPAL STOCKHOLDERS.

     Our principal stockholders are Jianmin Gao, our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, Lingling Zhang, our Corporate Secretary and a member of the Board, and Fei Gao, our Chief Operating

Officer and a member of the Board. These principal stockholders own approximately 67% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert control over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of our board of directors will generally be within the control of these stockholders. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. DESCRIPTION OF PROPERTY.

     During the period covered by this report, we did not own any property. We were operating out of the premises of our former President, Scott D. Bengfort, on a rent free basis during our exploration stage. The office was at 13983 West Stone Avenue, Post Falls, ID 83854.

     Our current principal executive offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. The table below provides a general description of our offices and facilities, including those for our international operations:

                               Principal                              Lease
   Location                    Activities      Area (sq. ft.)    Expiration Date
   --------                    ----------      --------------    ---------------

35 North Lake Avenue,        Company              1,252        November 30, 2012
Suite 280                    headquarters
Pasadena, CA 91101

No. 3B & 5, Floor 25,        PRC operations       7,065        October 20, 2013
Unit 2503                    headquarters; Arki
No. 77, Jianguo Road         Beijing's office
Chaoyang District, Beijing
People's Republic of China

     The minimum future commitments under lease agreements payable as of September 30, 2010 are as follows:

                                            Amount
                                          ----------
                     2010                 $   80,384
                     2011                    405,396
                     2012                    398,787
                     2013                    298,136
                                          ----------
                    Total                 $1,182,703
                                          ==========

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. REMOVED AND RESERVED.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our shares were approved for quotation on the OTCBB under the symbol MNDM on April 1, 2010. As a result of the Merger, our symbol was changed to CCGN on February 25, 2011. There was no trading of our shares prior to the Merger. Since the Merger, there has been very limited trading of our shares.

     As of December 31, 2010, prior to the closing of the Merger, we had approximately 27 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc. located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

     We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

     There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company was organized to engage in the acquisition, exploration, and development of natural resources. During the period covered by this report, our operations were limited to our prior business and we were in our exploration stage and had generated no revenue. The following discussion and analysis of the results of operations and financial conditions of financial statement are limited to our prior business during the period covered by this report.

RESULTS OF OPERATIONS

     As of December 31, 2010 (the date of the audited financial statements herein), we had not merged with Consumer Capital Group, Inc. and our only business was the prior business of Mondas Minerals Corp. and that business was still in its exploration stage and had not generated any revenues did not generate any revenues up to the time we disposed of that business and acquired the business of Consumer Capital Group, Inc. in February 2011.

     We incurred operating expenses of $7,896 and $8,980 for the six months ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the years ended June 30, 2010 and 2009, we incurred operating expenses of $24,888 and $11,964, respectively and also consisted of general operating expenses and professional fees for purposes described above. For the year ended June 30, 2010, these expenses also included $9,500 in exploration costs.

     Our net loss from inception (April 25, 2008) through December 31, 2010 was $51,748.

     Our auditors have issued a going concern opinion. This means that as of December 31, 2010 there was substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of December 31, 2010 we had not generated revenues and no revenues were anticipated until we begin removing and selling minerals. In February 2011, we disposed of our prior mining business and acquired the business and operations of the CCG Group.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2010, the Company had assets equal to $1,252, comprised exclusively of cash. This compares with assets of $9,428, comprised exclusively of cash, as of June 30, 2010. The Company's current liabilities as of December 31, 2010 totaled $13,000, comprised exclusively of a loan from our Director. This compares with current liabilities of $13,280 comprised of accounts payable of $280 and the Director loan of $13,000 as of June 30, 2010.

     The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the six months ended December 31, 2010 and December 31, 2009 and for the period from April 25, 2008 (Inception) to December 31, 2010.

                                                                                               For the Period from
                                                              6 Months           6 Months        April 25, 2008
                                                               Ended              Ended          (Inception) to
                                                             December 31,       December 31,       December 31,
                                                                2010               2009               2010
                                                              --------           --------           --------
Cash Used in Operating Activities                             $ (8,176)          $ (9,060)          $(51,748)
Cash Provided by Financing Activities                         $     --           $  8,500           $ 53,000
Net Increase (Decrease) in Cash and Cash Equivalents          $ (8,176)          $   (560)          $  1,252

     The Company had nominal assets and generated no revenues for the period from inception to December 31, 2010. The Company was also dependent upon the receipt of capital investment or other financing to fund its operations and to execute its business plan. In addition, the Company was dependent upon certain related parties to provide continued funding and capital resources.

OFF-BALANCE SHEET ARRANGEMENTS

     We did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited financial statements begin on the following page of this report.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm....................  F-2

Balance Sheets at December 31, 2010 and June 30, 2010......................  F-3

Statements of Operations for the Transition Period Ended
December 31, 2010 and 2009.................................................  F-4

Statements of Changes in Stockholders' Deficit.............................  F-5

Statements of Cash Flows for the Six-Month Transition Period Ended
December 31, 2010 and 2009.................................................  F-6

Notes to Financial Statements..............................................  F-7

                        [LETTERHEAD OF ANTON & CHIA LLP]



         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders' of Mondas Minerals Corp.:

We have audited the accompanying balance sheet of Mondas Minerals Corp. (the "Company") as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the six-month transition period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Mondas Minerals Corp. as of June 30, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2010 and 2009 were audited by other auditors whose report dated August 31, 2010 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondas Minerals Corp. as of December 31, 2010, and the results of its operations and cash flows for the six-month transition period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $51,748 from inception to December 31, 2010. As discussed in Note 3 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP
---------------------------------
Newport Beach, California
March 31, 2011

                              MONDAS MINERALS CORP.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                       As of              As of
                                                                     December 31,        June 30,
                                                                        2010               2010
                                                                      --------           --------
                                     ASSETS

Current assets
  Cash                                                                $  1,252           $  9,428
                                                                      --------           --------
      Total current assets                                               1,252              9,428
                                                                      ========           ========

                                   LIABILITIES

Current liabilities
  Accounts payable                                                          --                280
  Related party note payable                                            13,000             13,000
                                                                      --------           --------
      Total current liabilities                                         13,000             13,280
                                                                      --------           --------

                              STOCKHOLDERS' DEFICIT

100,000,000 Common Shares Authorized at $0.0001 Par value
2,500,000 and 2,500,000 common shares issued and outstanding
 at December 31, 2010 and June 30, 2010, respectively                      250                250
Additional paid in capital                                              39,750             39,750
Deficit accumulated during development stage                           (51,748)           (43,852)
                                                                      --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                      (11,748)            (3,852)
                                                                      --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  1,252           $  9,428
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                           6 Months        6 Months                                     From Inception on
                                            ended           ended         Year ended      Year ended    April 25, 2008 to
                                          December 31,    December 31,     June 30,        June 30,        December 31,
                                             2010            2009            2010            2009             2010
                                          ----------      ----------      ----------      ----------       ----------
                                                          (Unaudited)
Revenue                                   $       --      $       --      $       --      $       --       $       --
                                          ----------      ----------      ----------      ----------       ----------
EXPENSES
  General and administrative                   7,896           8,980          15,388          11,964           35,248
  Exploration costs                               --              --           9,500              --           13,000
  Recognition of an impairment loss               --              --              --              --            3,500
                                          ----------      ----------      ----------      ----------       ----------
Total expenses                                 7,896           8,980          24,888          11,964           51,748
                                          ----------      ----------      ----------      ----------       ----------

Loss before income taxes                      (7,896)         (8,980)        (24,888)        (11,964)         (51,748)
                                          ----------      ----------      ----------      ----------       ----------

Provision for income taxes                        --              --              --              --               --
                                          ----------      ----------      ----------      ----------       ----------

NET LOSS                                  $   (7,896)     $   (8,980)     $  (24,888)     $  (11,964)      $  (51,748)
                                          ==========      ==========      ==========      ==========       ==========

BASIC & DILUTED LOSS PER COMMON SHARE     $    (0.00)     $    (0.01)     $    (0.01)     $    (0.01)
                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES BASIC AND DILUTED                  2,500,000       1,500,000       1,921,918       1,500,000
                                          ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                              MONDAS MINERALS CORP.
                         (An Exploration Stage Company)
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
               From Inception April 25, 2008 to December 31, 2010

                                                                                               Deficit
                                                                                             Accumulated
                                                                                               During          Total
                                                   Common Stock                   Paid in    Development    Stockholders'
                                                      Shares         Amount       Capital       Stage         (Deficit)
                                                      ------        -------       -------       -----         ---------
Balance at inception on April 25, 2008                      --      $    --      $     --     $     --        $     --

Common Shares issued to founder at $0.01
 per share (par value $0.0001) on May 13, 2008       1,500,000      $   150      $ 14,850     $     --        $ 15,000

Net loss for the period from inception on
 April 25, 2008 to June 30, 2008 (audited)                                                      (7,000)         (7,000)
                                                    ----------      -------      --------     --------        --------
Balance, June 30, 2008                               1,500,000      $   150      $ 14,850     $ (7,000)       $  8,000
                                                    ==========      =======      ========     ========        ========

Net loss for the year ending June 30, 2009                                                     (11,964)        (11,964)
                                                    ----------      -------      --------     --------        --------
Balance, June 30, 2009                               1,500,000      $   150      $ 14,850     $(18,964)       $ (3,964)
                                                    ==========      =======      ========     ========        ========

Common Shares issued to investors at $0.025 per
 share, (par value $0.0001) on January 27, 2010      1,000,000      $   100      $ 24,900     $     --        $ 25,000

Net loss for the year ending June 30, 2010                                                     (24,888)        (24,888)
                                                    ----------      -------      --------     --------        --------
Balance, June 30, 2010                               2,500,000      $   250      $ 39,750     $(43,852)       $ (3,852)
                                                    ==========      =======      ========     ========        ========

Net loss for the period ending December 31, 2010                                                (7,896)         (7,896)
                                                    ----------      -------      --------     --------        --------
Balance, December 31, 2010                           2,500,000      $   250      $ 39,750     $(51,748)       $(11,748)
                                                    ==========      =======      ========     ========        ========


    The accompanying notes are an integral part of these financial statements

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                6 Months        6 Months                                   From Inception on
                                                 ended           ended         Year ended    Year ended    April 25, 2008 to
                                               December 31,    December 31,     June 30,      June 30,        December 31,
                                                  2010            2009            2010          2009             2010
                                                --------        --------        --------      --------         --------
                                                               (Unaudited)
OPERATING ACTIVITIES
  Net loss                                      $ (7,896)       $ (8,980)       $(24,888)     $(11,964)        $(51,748)
  Accounts payable                                  (280)            (80)            200            80               --
                                                --------        --------        --------      --------         --------
     Cash used in operating activities            (8,176)         (9,060)        (24,688)      (11,884)         (51,748)
                                                ========        ========        ========      ========         ========

FINANCING ACTIVITIES
  Proceeds from additional paid in
   capital - founder                                  --              --              --            --           15,000
  Proceeds from additional paid in
   capital - investors                                --              --          25,000            --           25,000
  Proceeds from note issued to related party          --           8,500           8,500         4,500           13,000
                                                --------        --------        --------      --------         --------
     Cash flows from financing activities             --           8,500          33,500         4,500           53,000
                                                ========        ========        ========      ========         ========


Net increase (decrease) in cash                   (8,176)           (560)          8,812        (7,384)           1,252

Cash at beginning of period                        9,428             616             616         8,000               --
                                                --------        --------        --------      --------         --------

Cash at end of period                           $  1,252        $     56        $  9,428      $    616         $  1,252
                                                ========        ========        ========      ========         ========


    The accompanying notes are an integral part of these financial statements

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mondas Minerals, Corp. (the "Company") was incorporated on April 25, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the Company's financial statements include, but are not limited to accounts payable and related party note payable. Actual results could differ from those estimates.

REVENUE RECOGNITION

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded. From April 25, 2008 (inception) to December 31, 2010, the Company had not generated any revenues.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in bank checking accounts, money market funds and certificates of deposit. At December 31, 2010 and June 30, 2009, the Company had no cash equivalents, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain its cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As of December 31, 2010 and June 30, 2010, there were 2,500,000 issued and outstanding common shares, respectively. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2010 and June 30, 2010, there were no outstanding dilutive securities.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, other receivables, payables and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

       Level 1 -- observable inputs that reflect quoted prices  (unadjusted) for identical assets or liabilities in active markets.

       Level 2 -- include  other  inputs  that  are  directly  or  indirectly observable in the marketplace.

       Level 3 -- unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash balances are classified within Level 1 as they are valued using market observable inputs.

FINANCIAL INSTRUMENTS: The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

                                          December 31, 2010                                June 30, 2010
                         -----------------------------------------------    -----------------------------------------------
                          Level 1      Level 2       Level 3      Total      Level 1      Level 2       Level 3       Total
                         -----------------------------------------------    -----------------------------------------------
                           Quoted                                             Quoted
                         Prices in                                          Prices in
                           Active    Significant                              Active     Significant
                         Markets or    Other       Significant              Markets or     Other       Significant
                         Identical   Observable    Unobservable             Identical    Observable    Unobservable
                           Assets      Inputs         Input                   Assets       Inputs         Input
                           ------      ------         -----                   ------       ------         -----
ASSETS:
  Cash                   $  1,252     $     --      $     --     $  1,252    $  9,428     $     --      $     --     $  9,428
                         --------     --------      --------     --------    --------     --------      --------     --------
      Total assets       $  1,252     $     --      $     --     $  1,252    $  9,428     $     --      $     --     $  9,428
                         ========     ========      ========     ========    ========     ========      ========     ========
LIABILITIES:
  Related party note     $     --     $ 13,000            --       13,000    $     --     $ 13,000      $     --     $ 13,000
                         --------     --------      --------     --------    --------     --------      --------     --------
      Total liabilities  $     --     $ 13,000      $     --     $ 13,000    $     --     $ 13,000      $     --     $ 13,000
                         ========     ========      ========     ========    ========     ========      ========     ========

The carrying value of accounts payable and related party notes payable approximates their fair values due to their short-term maturities.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LITIGATION

     From time to time, we may become involved in disputes, litigation and other legal actions. We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

NOTE 3 - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $51,748 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 "Improving Disclosures about Fair Value Measurements". This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued guidance which amended ASC 810 BUSINESS COMBINATIONS that will become effective prospectively for the Company beginning December 15, 2010, with earlier adoption permitted. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The adoption of this new guidance did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 5 - COMMON STOCK

The Company has 100,000,000 common shares authorized with a par value of $0.0001 and 2,500,000 and 2,500,000 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively. The Company received additional paid-in capital from its founder in the amount of $15,000 and additional paid-in capital from investors in the amount of $25,000, for the period from April 25, 2008 (inception) to December 31, 2010.

                              MONDAS MINERALS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS

Scott Bengfort, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Bengfort has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and are due on demand. The balance due Mr. Bengfort was $13,000 on December 31, 2010 and June 30, 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 8 - PURCHASE OF MINERAL RIGHTS AND IMPAIRMENT

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

NOTE 9 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2011, the date the financial statements were available to be issued.

On February 4, 2011, the Company acquired a consumer e-commerce business by executing a merger transaction pursuant to a Merger Agreement by and among the Company, CCG Delaware, CCG and Mr. Bengfort. Under the terms of the Merger Agreement, on February 4, 2011, the Company issued an aggregate 17,777,778 shares of its common stock to the CCG Shareholders at an exchange rate of one
(1) share of its common stock for each 26.96 shares of CCG common stock. Immediately prior to the Merger, the Company had 2,500,000 shares of common stock issued and outstanding. Immediately after the issuance of shares to the CCG Shareholders, the Company had a total 18,888,887 shares of common stock issued and outstanding. As a result of this Merger, the CCG Shareholders were issued shares constituting 94.12% of the Company's issued and outstanding common stock. Also in connection with this change in control, Scott D. Bengfort resigned as the Company's CEO and sole director, and was replaced with new executive officers and directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Our internal control over financial reporting was a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

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

     More specifically, the material weakness related to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting for modification of debt.

     Due to our small size, limited financial resources, and the fact that we had only one officer and director, who had been the only individual involved in our accounting and financial reporting, there had been no segregation of duties within the accounting function. This lack of segregation of duties represented a material weakness.

     In efforts to address this material weakness, we were planning to add additional personnel to the internal accounting operation once we had sufficient revenues to warrant the expense.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     There were no significant changes in our internal controls over financial reporting that occurred during the period from July 1, 2010 to December 31, 2010, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     During the period covered by this report, Scott D. Bengfort was our sole officer. In connection with the Merger, Jianmin Gao, Hui Chen, Lingling Zhang, Fei Gao, and Dong Yao were appointed as members of our board of directors, and Scott D. Bengfort resigned as the sole member of our board of directors.

     Furthermore, concurrent with the closing of the Merger, Scott D. Bengfort resigned as our sole officer from the positions of President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer. Immediately following this resignation, we appointed 4 new executive officers.

     Descriptions of our newly appointed directors and officers can be found below.

CURRENT MANAGEMENT

     The following table sets forth the names and ages of our directors and executive officers as of the date of this Form 8-K:

       Name               Age                    Positions held:
       ----               ---                    ---------------

Jianmin ("Jack") Gao      56     Chairman of the Board, Chief Executive Officer,
                                 Chief Financial Officer

Hui ("Peter") Chen        39     Vice President, Director

Lingling Zhang            50     Corporate Secretary, Director

Fei Gao                   31     Chief Operating Officer, Director

Dong Yao                  32     Director

BUSINESS EXPERIENCE DESCRIPTIONS

     Set forth below is a summary of our executive officers' and directors' business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

     JIANMIN ("JACK") GAO, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He is a commercial and investment banker with over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital. In addition to his positions with the Company, he serves as Chairman of the Board and Chief Executive Officer of CCG, a position he has held since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master's degree in Finance from Tsinghua University.

     HUI ("PETER") CHEN, Vice President and Director. Concurrent to his position with the Company, Mr. Chen is also the Vice President and a director of CCG, and he is the Managing Director of Beijing Hanrong Capital Management Ltd. He has held the positions with CCG since January 8, 2011, and he has held the position with Beijing Hanrong Capital Management since November 2008. From October 2005 to September 2008, Mr. Chen was the Chief Executive Officer of Beijing You Ai Xun Tech Ltd., which he also founded. Mr. Chen graduated from Jiangsu Changzhou Industrial Technology University with a B.A. in accounting and from Stockholm University in Sweden with a Masters degree in business.

     LINGLING ZHANG, Corporate Secretary and Director. Ms. Zhang is a co-founder of our holding company, CCG. In addition to her positions with the Company, Ms. Zhang also serves as Secretary and a member of the Board of Directors of CCG, a position she has held since its founding in 2009. From 2007 to 2009, she was the President and Secretary of America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.). From 2005 to 2007, Ms. Zhang worked at Mei Ya Securities as an analyst. Ms. Zhang graduated from the Business Management University of Heibei Province with a degree in business administration.

     FEI GAO, Chief Operating Officer and Director. Mr. Gao is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He holds a Masters of Business Administration from Tsinghua University, which he received in 2007.

     DONG YAO, Director. Concurrent to his position with the Company, Mr. Yao is the Chief Technology Officer of our holding company, CCG. Mr. Yao was the Network Director for Beichen Tianjin, a network technology company, from 2008 to 2010 and its Manager of the Technology Department from 2007 to 2008. From 2005 to 2007, he was the Network Director at TianJian Technology Company.

FAMILY RELATIONSHIPS

     Jianmin Gao is the husband of Lingling Zhang, Lingling Zhang is the wife of Jianmin Gao, Jianmin Gao is the father of Fei Gao, and Fei Gao is the son of Jianmin Gao.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     * None of our directors or executive officers has, during the past ten years: Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     * Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     * Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) Engaging in any type of business practice; or

          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     * Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

     * Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

     * Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

     * Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

          (i)  Any federal or state securities or commodities law or regulation;

          (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

          (iii)Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     * Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

     As of March 31, 2011, our board of directors has not established an audit committee, compensation committee, or nominating committee. The functions ordinarily handled by these committees were handled by our entire board of directors. Our board of directors intends to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

     None of the members of our board of directors is independent in accordance with the definitions and criteria applicable under NASDAQ rules.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION.

        During the period covered by this report, our sole officer and director, Scott D. Bengfort, received no compensation for his services. He was reimbursed for any out-of-pocket expenses that he incurred on our behalf.

     As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

     The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009, 2008, and 2007 by CCG (i) Chief Executive Officer (principal executive officer), (ii) Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than its CEO and CFO who were serving as executive officers at the end of the last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and
(iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

                           SUMMARY COMPENSATION TABLE

                                                                      Non-Equity      Nonqualified
 Name and                                                             Incentive         Deferred
 Principal                                 Stock         Option          Plan         Compensation    All Other
 Position     Year   Salary($)  Bonus($)  Awards($)(1)  Awards($)(2) Compensation($)   Earnings($)  Compensation($)  Total($)
 --------     ----   ---------  --------  ------------  ---------    ---------------   -----------  ---------------  --------
Jianmin Gao,  2009   $100,000   $  --        $  --       $  --           $  --            $  --          $  --        $  --
Chairman of   2008   $100,000   $  --        $  --       $  --           $  --            $  --          $  --        $  --
the Board,    2007   $100,000   $  --        $  --       $  --           $  --            $  --          $  --        $  --
CEO, and CFO

----------
(1) The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).
(2) The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).

DIRECTOR COMPENSATION

     We do not have any agreements for compensating our directors for their service in their capacity as directors.

EMPLOYMENT AGREEMENTS

     Arki Beijing has an employment agreement with Fei Gao for his service as Chief Executive Officer. The term of the agreement is from March 1, 2008 through March 1, 2013. Mr. Gao's base salary is 5,000RMB per month (approximately $760).

     Arki Beijing has an employment agreement with Dong Yao for his service as Network Director. The term of the agreement is from March 1, 2008 through March 1, 2013. Mr. Gao's base salary is 5,000RMB per month (approximately $760).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                     Amount and Nature     Percentage of
                                                      of Beneficial           Common
Title of Class          Name and Address                Ownership             Stock(1)
--------------          ----------------                ---------             --------
Common Stock     Scott D. Bengfort, Director            1,500,000               60%
                 13983 West Stone Avenue                  Direct
                 Post Falls, ID  83854

Common Stock     Officer and/or director as a Group     1,500,000               60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 17, 2011. As of February 17, 201110, there were 2,500,000 shares of our common stock issued and outstanding.

     A total of 1,500,000 shares had been issued to our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the officer/director (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the period covered by this report, Scott D. Bengfort was our sole officer/director. We were operating out of the premises of Mr. Bengfort on a rent-free basis for administrative purposes. There was no written agreement or other material terms or arrangements relating to said arrangement.

MERGER TRANSACTION

     On February 4, 2011, in a merger transaction, we acquired a consumer e-commerce business based in the PRC by executing the Merger Agreement by and among the Company, CCG Delaware, and CCG. Under the terms of the Merger Agreement, on February 4, 2011, CCG Delaware merged into CCG, thereby becoming a wholly owned subsidiary of the Company. We issued an aggregate 17,777,778 shares of our common stock to the CCG Shareholders at an exchange rate of one (1) share of our common stock for each 26.96 shares of CCG common stock. As a result of the Merger, 94.12% of our outstanding common stock was held by the former CCG Shareholders.

RELATED PARTY TRANSACTIONS OF CCG

     Set forth below are the related party transactions since January 1, 2008 between CCG shareholders, officers and/or directors, and CCG.

     During the years ended December 31, 2008 and 2009, Jianmin Gao loaned CCG $70,119 and $123,484, respectively, and $123,484 during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, CCG loaned Mr. Gao $33,911. Each of these related party loans are non-interest bearing and have no maturity date.

     In June 2008, CCG issued 280,000,000 shares of common stock to its founders. Jianmin Gao was issued 200,000,000 shares, Fei Gao was issued 50,000,000 shares, and Lingling Zhang was issued 30,000,000 shares. The consideration was an aggregate subscription receivable of $506,630, or $300,000 for Jianmin Gao, $85,500 for Fei Gao, and $121,130 for Lingling Zhang. Each of these founders paid the subscription receivable between December 2009 and September 2010.

RELATED PARTY TRANSACTIONS OF THE COMPANY

     Set forth below are the Company's related party transactions since January 1, 2009.

     During 2009 and until closing of the Merger, the Company conducted operations out of the premises of Scott D. Bengfort on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this arrangement.

     Since January 1, 2009, Scott D. Bengfort loaned the Company an aggregate $13,000 to maintain the positive cash flow needed to pay for the Company's operating expenses. There are no formal commitments or arrangements with Mr. Bengfort relating to these loans, and there are no terms regarding repayment of any loan or capital contribution. This loan was repaid as of the closing of the Merger.

DIRECTOR INDEPENDENCE

     For a description of director independence, see "Board Committees; Director Independence" under the Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Anton & Chia, LLP ("Anton & Chia") is the Company's independent public accounting firm. Seale and Beers, CPAs ("Seale and Beers") was the Company's independent registered public accounting firm until February 4, 2011. On February 4, 2011, the Company dismissed Seale and Beers and engaged Anton & Chia as its independent registered public accounting firm.

AUDIT FEES

     The aggregate fees billed by Seale and Beers for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q were $1,750 for the six months ended December 31, 2010 and $1,500 for the six months ended December 31, 2009. Anton & Chia was not engaged as the Company's independent registered public accounting firm until February 4, 2011, and therefore there were no fees billed by Anton & Chia during the six months ended December 31, 2010 and 2009. The aggregate fees billed by Anton & Chia for professional services rendered for the audit of our financial statements included in this transition report on Form 10-K were $5,200 for the six months ended December 31, 2010.

AUDIT-RELATED FEES

     There were no fees billed by Seale and Beers for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during the six months ended December 31, 2010 and 2009. Anton & Chia was not engaged as the Company's independent registered public accounting firm until February 4, 2011, and therefore there were no fees billed by Anton & Chia during the six months ended December 31, 2010 and 2009.

TAX FEES

     The were no fees billed by Seale and Beers for professional services for tax compliance, tax advice, and tax planning during the six months ended December 31, 2010 and 2009.

ALL OTHER FEES

     There were no fees billed by Seale and Beers for other products and services during the six months ended December 31, 2010 and 2009. Anton & Chia was not engaged until February 4, 2011, and therefore there were no fees billed by Anton & Chia during the six months ended December 31, 2010 and 2009.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) We set forth below a list of our audited  financial  statements  included in
Item 8 of this transition report on Form 10-K.

Statement                                                                  Page*
---------                                                                  -----

Index to Financial Statements                                               F-1
Report of Independent Registered Public Accounting Firm                     F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-4
Statement of Changes in Stockholders' Equity (Deficit)                      F-5
Statements of Cash Flows                                                    F-6
Notes to Financial Statements                                               F-7

----------
*  Page F-1 follows page 31 to this transition report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit                            Description
-------                            -----------

*3.1     Certificate of Incorporation

*3.2     By-laws

23.1     Consent of Seale and Beers, CPA's dated March 31, 2011

31.1     Certification of the Company's  Principal Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Transition Report on Form 10-K for the transition period from July 1, 2010 to December 31, 2010

31.2     Certification of the Company's  Principal Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Transition Report on Form 10-K for the transition period from July 1, 2010 to December 31, 2010

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
* Filed on July 15, 2008 as an exhibit to the Company's registration statement on S-1, and incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2011                          CONSUMER CAPITAL GROUP, INC.


                                        By: /s/ Jianmin Gao
                                           -------------------------------------
                                           Jianmin Gao
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Title                          Date
                                        -----                          ----

/s/ Jianmin Gao                Chairman of the Board,             March 31, 2011
-------------------------      Chief Executive Officer,
Jianmin Gao                    And Chief Financial Officer


/s/ Hui Chen                   Vice President and                 March 31, 2011
-------------------------      Director
Hui Chen


/s/ Lingling Zhang             Corporate Secretary and            March 31, 2011
-------------------------      Director
Lingling Zhang


/s/ Fei Gao                    Chief Operating Officer            March 31, 2011
-------------------------      and Director
Fei Gao


/s/ Dong Yao                   Director                           March 31, 2011
-------------------------
Dong Yao