Form 10-Q
period 2011-03-31
Consumer Capital Group, Inc.
filed 2011-05-23
CIK 1439299

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 333-152330

                           Consumer Capital Group Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             26-2517432
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

               35 North Lake Avenue, Suite 280, Pasadena, CA 91101
                    (Address of principal executive offices)

                                 (626) 568-3368
              (Registrant's telephone number, including area code)

                                    No change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,888,889 shares of common stock, par value $.0001 per share, outstanding as of May 16, 2011.

                           CONSUMER CAPITAL GROUP INC.

                                    - INDEX -

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements                                                 3

          Condensed Consolidated Balance Sheets as of March 31, 2011
          (Unaudited) and December 31, 2010                                    3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 2011 and 2010                   4

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity                                                               5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2011 and 2010                   6


          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           28


Item 3.   Quantitative and Qualitative Disclosures About Market Risk          34

Item 4.   Controls and Procedures                                             34

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                   35

Item 1A.  Risk Factors                                                        35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 3.   Defaults Upon Senior Securities                                     35

Item 4.   Removed and Reserved                                                35

Item 5.   Other Information                                                   35

Item 6.   Exhibits                                                            36

Signatures                                                                    37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,            December 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                                                       (Unaudited)
                                     ASSETS

Cash & cash equivalents                                               $  1,088,959           $  3,015,219
Accounts receivable                                                        398,237                306,935
Inventory                                                                  520,820                334,972
Prepaid expenses                                                           115,338                259,272
Other receivables                                                              963                 64,512
Related party receivable                                                        --                125,528
                                                                      ------------           ------------
      Total current assets                                               2,124,317              4,106,438
                                                                      ------------           ------------

Equipment, net                                                              50,257                 47,644
Other assets                                                               196,353                258,285
                                                                      ------------           ------------
      Total noncurrent assets                                              246,610                305,929
                                                                      ------------           ------------

Total assets                                                          $  2,370,927           $  4,412,367
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $    317,210           $    531,729
Accrued liabilities                                                        102,820                759,983
Deferred revenue                                                            32,838                125,455
Taxes payable                                                               88,649                494,057
Other payables                                                              94,878                 19,199
Related party payables                                                     608,079                256,199
                                                                      ------------           ------------
      Total current liabilities                                          1,244,474              2,186,622
                                                                      ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, 100,000,000 shares authorized
   18,888,889 and 17,777,778 shares issued and outstanding as of
   March 31, 2011 and December 31, 2010, respectively                        1,889                  1,778
  Discount on common stock issued to founders                             (130,875)              (130,741)
  Additional paid-in capital (1)                                         2,218,252              2,253,354
  Noncontrolling interest in subsidiary                                      1,582                  1,039
  Accumulated other comprehensive income                                    79,477                 78,775
  Accumulated earnings (Deficit)                                        (1,043,872)                21,540
                                                                      ------------           ------------
      Total stockholders' equity                                         1,126,453              2,225,745
                                                                      ------------           ------------

Total liabilities and stockholders' equity                            $  2,370,927           $  4,412,367
                                                                      ============           ============

(1)  The  December   31,  2010  capital   accounts  of  the  Company  have  been
     retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended
                                                                -----------------------------------
                                                                  March 31,              March 31,
                                                                    2011                   2010
                                                                ------------           ------------
Net revenues - ecommerce                                        $    606,791           $         --
Net revenues - distribution                                        1,340,413                     --
Cost of sales - distribution                                       1,326,158                     --
                                                                ------------           ------------
  Gross profit                                                       621,046                     --

Operating expenses:
  Selling expenses                                                   503,400                     --
  General & administrative expenses                                  872,472                100,443
                                                                ------------           ------------
      Total operating expenses                                     1,375,872                100,443
                                                                ------------           ------------

Operating loss                                                      (754,826)              (100,443)

Other income                                                          80,958                     --
Other (expense)                                                     (335,000)                    --
                                                                ------------           ------------
      Total other income (expense)                                  (254,042)                    --

Loss before taxes                                                 (1,008,868)              (100,443)

Provision for income taxes                                            56,544                     --
                                                                ------------           ------------

Net loss                                                          (1,065,412)              (100,443)
Net income attributable to noncontrolling interest                       543                     --
                                                                ------------           ------------
Net loss attributable to Consumer Capital Group, Inc.           $ (1,064,869)          $   (100,443)
                                                                ============           ============

Loss per share - basic and diluted                              $      (0.06)          $      (0.01)
                                                                ============           ============

Weighted average number of common shares outstanding -
 basic and diluted (2)                                            18,456,790             14,371,122
                                                                ============           ============
Net loss                                                          (1,065,412)              (100,443)
Other comprehensive income
Foreign currency translation adjustment                                  702                     (5)
                                                                ------------           ------------

Net comprehensive loss                                          $ (1,064,710)          $   (100,448)
                                                                ============           ============

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                        Common Stock
                                                   -----------------------   Discount on                    Additional
                                                                 Amount        Common       Subscription     Paid-In
                                                   Shares     (par $.0001)      Stock        Receivable      Capital
                                                   ------     ------------      -----        ----------      -------
Balance at December 31, 2009 (1)                  12,769,791     $1,277       $(104,457)      $ (19,448)    $  756,973
Common stock for sales incentive                   1,372,623        137              --              --        301,325
Common stock to unrelated investors for cash          50,768          5              --              --        551,249
Common stock to management and related parties
 at a discount                                     2,628,419        263         (26,284)             --         26,221
Common stock to service providers                    910,644         91              --              --        199,909
Cash payment for stock subscription                       --         --              --          19,448        407,682
Common stock for investment in joint venture          45,532          5              --              --          9,995
Noncontrolling interest in subsidiary                     --         --              --              --             --
Foreign currency gain                                     --         --              --              --             --
Net income                                                --         --              --              --             --
                                                  ----------     ------       ---------       ---------     ----------
Balance at December 31, 2010 (1)                  17,777,777      1,778        (130,741)             --      2,253,354
Cancellation of stock to service providers          (227,609)       (23)             --              --        (35,102)
Common Stock to management and related parties
 at a discount                                       227,609         23             (23)             --             --
Recapitalization on February 4, 2011               1,111,111        111            (111)             --             --
Noncontrolling interest in subsidiary                     --         --              --              --             --
Foreign currency gain                                     --         --              --              --             --
Net income                                                --         --              --              --             --
                                                  ----------     ------       ---------       ---------     ----------

Balance at March 31, 2011 (Unaudited)             18,888,888     $1,889       $(130,875)      $      --     $2,218,252
                                                  ==========     ======       =========       =========     ==========

                                                                    Accumulated
                                                                       Other         Accumulated
                                                  Noncontrolling    Comprehensive      Earnings
                                                     Interest          Income         (Deficit)            Total
                                                     --------          ------         ---------            -----
Balance at December 31, 2009 (1)                      $   --           $ 8,808        $  (795,408)      $  (152,255)
Common stock for sales incentive                          --                --                 --           301,462
Common stock to unrelated investors for cash              --                --                 --           551,254
Common stock to management and related parties
 at a discount                                            --                --                 --               200
Common stock to service providers                         --                --                 --           200,000
Cash payment for stock subscription                       --                --                 --           427,130
Common stock for investment in joint venture              --                --                 --            10,000
Noncontrolling interest in subsidiary                    970                --                 --               970
Foreign currency gain                                     --            69,967                 --            69,967
Net income                                                69                --            816,948           817,017
                                                      ------           -------        -----------       -----------
Balance at December 31, 2010 (1)                       1,039            78,775             21,540         2,225,745
Cancellation of stock to service providers                --                --                 --           (35,125)
Common Stock to management and related parties
 at a discount                                            --                --                 --                --
Recapitalization on February 4, 2011                      --                --                 --                --
Noncontrolling interest in subsidiary                    543                --                 --               543
Foreign currency gain                                     --               702                 --               702
Net income                                                --                --         (1,065,412)       (1,065,412)
                                                      ------           -------        -----------       -----------

Balance at March 31, 2011 (Unaudited)                 $1,582           $79,477        $(1,043,872)      $ 1,126,453
                                                      ======           =======        ===========       ===========

(1) The December 31, 2010and 2009 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended
                                                                     -----------------------------------
                                                                       March 31,              March 31,
                                                                         2011                   2010
                                                                     ------------           ------------
OPERATING ACTIVITIES
  Net loss                                                           $ (1,065,412)          $   (100,443)
  Adjustments to reconcile net loss to cash
   flows from operating activities:
     Depreciation expense                                                   3,504                    834
  Changes in operating assets and liabilities:
     Accounts receivable                                                  (91,302)                    --
     Inventory                                                           (185,848)                    --
     Prepaid expenses                                                     143,934                 (3,087)
     Other receivables                                                     63,549               (261,817)
     Other assets                                                          61,932                   (409)
     Accounts payable                                                    (214,519)               221,332
     Accrued liabilities                                                 (657,164)                90,869
     Deferred revenue                                                     (92,617)                    --
     Other payables                                                        75,679                304,825
     Taxes payable                                                       (405,408)                  (802)
     Noncontrolling interest in subsidiary                                   (543)                    --
                                                                     ------------           ------------
Cash flows provided by (used) in operating activities                  (2,364,215)               251,302
                                                                     ------------           ------------
INVESTING ACTIVITIES
  Equipment purchased                                                      (6,117)                (2,998)
                                                                     ------------           ------------
Cash flows used in investing activities                                    (6,117)                (2,998)
                                                                     ------------           ------------
FINANCING ACTIVITIES
  Related party payable                                                   351,880               (123,484)
  Related party receivable                                                125,528                     --
  Repayment of short-term borrowings                                           --               (250,100)
  Proceeds from common stock issuance                                     (34,038)               313,434
                                                                     ------------           ------------
Cash flows provided by financing activities                               443,370                (60,150)
                                                                     ------------           ------------

Effect of exchange rate change on cash and cash equivalents                   702               (109,256)
                                                                     ------------           ------------
Change in cash and cash equivalents during period                      (1,926,260)                78,898

Cash and cash equivalents, beginning of period                          3,015,219                266,096
                                                                     ------------           ------------

Cash and cash equivalents, end of period                             $  1,088,959           $    344,994
                                                                     ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. ("CCG" and/or the "Company") is a California corporation incorporated on October 14, 2009. The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and an affiliated PRC entity ("Affiliated PRC Entity"), an entity controlled through contractual arrangements. On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, the Company formerly known as America Pine Bio-Tech, Inc. ("Former Company") transferred 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. to CCG. The initial capitalization of the Company was by way of an investment of $420,000 and registered capital of $300,000 to Consumer Capital Group, Inc. Also on the same date, the Former Company transferred 100% of its stock rights of America Pine (Beijing) Bio-Tech to CCG.

On February 4, 2011, Mondas Minerals Corp. merged its newly-formed wholly-owned subsidiary, CCG Acquisition Corp. into itself and changed its corporate name to Consumer Capital Group, Inc. pursuant to a Plan and Agreement of Merger dated February 4, 2011. On February 17, 2011, Mondas Minerals Corp. changed its name to Consumer Capital Group, Inc. pursuant to Certificate of Ownership filed with the Secretary of State of Delaware. On February 4, 2011, Consumer Capital Group's wholly-owned subsidiary, CCG Acquisition Corp. was merged with and into Consumer Capital Group, Inc. ("Subsidiary"), which survived and became Mondas Minerals Corp. wholly-owned subsidiary (the "Merger"). Unless the context specifies otherwise, as discussed in Note 2, references to the "Company" refers to Subsidiary prior to the Merger, and Consumer Capital Group, Inc. and the Subsidiary combined thereafter. The Company is principally engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com, which provides a variety of manufacturers and distributors a platform to promote and sell products and services directly to consumers. The Company's principal operations and geographic markets are in the People's Republic of China ("PRC").

Post Merger, Consumer Capital Group Inc. is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share. On February 4, 2011, Consumer Capital Group Inc. effected a reverse stock split (the "Stock Split"), as a result of which each 21.96 shares of Consumer Capital Group's common stock then issued and outstanding was converted into one share of Mondas Minerals' common stock.

Immediately prior to the Merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the Merger, Mondas Minerals issued 17,777,778 shares of its common stock in exchange for the issued and outstanding shares of common stock of Subsidiary. Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company's common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Details of the Company's wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2011 are as follows:

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


                                                                     Percentage of
                                Date of               Place of        Ownership by            Principal
     Company                 Establishment          Establishment     the Company               Activities
     -------                 -------------          -------------     -----------               ----------

Consumer Capital Group      October 14, 2009           Pasadena,          n/a             US holding company and
Inc. ("CCG" and "the                                California USA                        headquarters of the
Company")                                                                                 consolidated entities

Arki Beijing E-commerce     March 6, 2008                PRC             100% (2)         Maintains the various
Technology Corp.                                                                          computer  systems,
("Arki Beijing")                                                                          software and  data.
                                                                                          Owns the intellectual
                                                                                          property  rights  of
                                                                                          the "consumer  market
                                                                                          network". Performed
                                                                                          principal e-commerce
                                                                                          operations prior to
                                                                                          December 2010

America Pine Beijing        March 21, 2007               PRC             100% (2)         Import and sales of
Bio-Tech, Inc.                                                                            healthcare products
("America Pine Beijing")                                                                  from  the  PRC. The
                                                                                          operations ceased
                                                                                          February 5, 2010

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


America Arki Fuxin          November 26, 2010            PRC             100% (2)         Commencing in December
Network Management Co.                                                                    2010, performs the
Ltd. ("Arki Fuxin")                                                                       principal daily
                                                                                          e-commerce operations,
                                                                                          transactions and
                                                                                          management of the
                                                                                          "consumer market network"

Beijing Beitun Trade        November 29, 2010            PRC              51% (2)(2)      Wholesale distribution
Co. Ltd. ("Beitun")                                                                       and import/export of
                                                                                          domestic food and meat
                                                                                          products. Separate
                                                                                          business segment of
                                                                                          the Company

America Arki Network        November 26, 2010            PRC             0%(2)(2)(2)      Entity under common
Service Beijing Co.                                                                       control through
Ltd. ("Arki Network                                                                       contractual
Service" and "Affiliated                                                                  relationships between
PRC Entity")                                                                              Fei Gao and the
                                                                                          Company. Holds the
                                                                                          business license and
                                                                                          permits necessary to
                                                                                          conduct e-commerce
                                                                                          operations in the PRC
                                                                                          and maintains
                                                                                          compliance with
                                                                                          applicable PRC laws

----------
(2) Wholly foreign owned entities (WFOE)
(2)(2) Joint venture
(2)(2)(2) VIE

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% domestically owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jian Min Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the "Contractual Agreements"). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Services' expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation.

The following is a summary of the Contractual Agreements:

LOAN AGREEMENT

The shareholders of Arki Network Service, namely Mr. Jian Min Gao and Mr. Fei Gao, entered into a loan agreement with Arki Fuxin on February 3, 2011. Under this loan agreement, Arki Fuxin granted an interest-free loan of RMB 1.0 million to Mr. Jian Min Gao and Mr. Fei Gao, collectively, for their capital contributions to Arki Network Service, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when Arki Fuxin requests repayment. Arki Fuxin may request repayment of the loan with 30 days advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

EXCLUSIVE CALL OPTION AGREEMENT

The shareholders of Arki Network Service entered into an option agreement with Arki Fuxin on February 3, 2011, under which the shareholders of Arki Network Service jointly and severally granted to Arki Fuxin an option to purchase their equity interests in Arki Network Service. The purchase price will be set off against the loan repayment under the loan agreement. Arki Fuxin may exercise such option at any time until it has acquired all equity interests of Arki Network Service or freely transferred the option to any third party and such third party assumes the rights and obligations of the option agreement.

EXCLUSIVE BUSINESS COOPERATION AGREEMENT

Arki  Fuxin  and  Arki  Network  Service  entered  into  an  exclusive  business cooperation agreement deemed effective on November 26, 2010, under which Arki Network Service engages Arki Fuxin as its exclusive provider of technical support, consulting services, maintenance and other commercial services. Arki Network Service shall pay to Arki Fuxin service fees determined based on the net income of Arki Network Service. Arki Fuxin shall exclusively own any intellectual property arising from the performance of this agreement. This agreement has a term of ten years from the effective date and can only be terminated mutually by the parties in a written agreement. During the term of the agreement, Arki Network Service may not enter into any agreement with third parties for the provision of identical or similar service without the prior consent of Arki Fuxin.

SHARE PLEDGE AGREEMENT

The shareholders of Arki Network Service entered into a share pledge agreement with Arki Fuxin on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network Service to Arki Fuxin as collateral for all of the payments due to Arki Fuxin and to secure their obligations under the above agreements. The shareholders of Arki Network Service may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an adverse effect on the rights or benefits of Arki Fuxin without Arki Fuxin's preapproval. Arki Fuxin is entitled to transfer or assign in full or in part the shares pledged. In the event of default, Arki Fuxin as the pledgee, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment.

POWER OF ATTORNEY

The shareholders of Arki Network Service entered into a power of attorney agreement with Arki Fuxin effective on November 26, 2010 under which the shareholders irrevocably appointed Arki Beijing and

Arki Fuxin to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members.

On March 28, 2011, the Company issued 300,000 prepaid debit cards in connection with a previously executed definitive agreement with a Chinese domestic bank for the purpose of establishing the capability of selling prepaid debit card services to its customers and members. Under this agreement, the bank and approved retail vendors can issue prepaid debit cards to the Company's customers and members who sign up for the service and fund their individual accounts with the bank. Members then use their card to purchase goods from the Company via its website and also other retail point of sale transactions where Union Pay is accepted. In order to incentivize members to sign up for the card, discounts are offered at the point of sale.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE MERGER ACCOUNTING

Since former Subsidiary security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Subsidiary, Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These condensed consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Consumer Capital Group Inc. prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K on February 10, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing) Bio-Tech, Inc., Arki (Beijing) E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd. and America Arki (Fuxin) Network Management Co. Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation (see Note 1). All significant intercompany transactions and balances have been eliminated in consolidation.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the Company's financial statements include, but are not limited to, customer incentives, allowances for doubtful accounts, lower of cost or market of inventories, useful lives of long-lived assets, share-based compensation expense and uncertain tax positions. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS (Pre-codification: Statement of Financial Accounts Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011 and December 31, 2010, the cumulative translation adjustment of $79,477 and $78,775, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. At March 31, 2011 and March 31, 2010, the foreign currency translation adjustment to accumulated other comprehensive income (loss) was $702 and ($5), respectively.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

E-COMMERCE REVENUE RECOGNITION

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, non-functional, product returns, and / or warranty defects are resolved between the customer and the vendor. The Company has no obligation for right of return and / or warranty for any of the sales completed using its website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

Our sales are net of promotional discounts and rebates and are recorded when the products are shipped and title passes to customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which is based on volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as a net amount in "Net revenues."

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $32,838 and $125,455 as of March 31, 2011 and December 31, 2010, respectively.

We offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform and in exchange, were awarded points which were then converted to common shares of the Company. These shares were valued using Level 2 inputs for determining fair value and deducted from revenues. For the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis. During the Quarter ended March 31, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The estimated lottery expense for the three months ending March 31, 2011 and March 31, 2010 was $351,970 and zero, respectively.

COST OF SALES

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as "Cost of sales" upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in "Selling Expenses" on our consolidated statements of operations.

SHIPPING ACTIVITIES

Outbound shipping charges to customers are included in "Net sales." Outbound shipping-related costs are included in "Cost of sales."

NONCONTROLLING INTEREST

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the parent's equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, COMPREHENSIVE INCOME requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of changes in operations.

INCOME TAXES

We have implemented certain provisions of ASC 740, INCOME Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the Peoples Republic of China ("PRC") jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our "major" tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 and 2010 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of March 31, 2011 and December 31, 2010 were $88,649 and $494,057, respectively.

NET INCOME (LOSS) PER SHARE

We calculate basic earnings per share ("EPS") by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of March 31, 2011 and December 31, 2010.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At March 31, 2011 and December 31, 2010, the Company had invested cash of $153,846 in a highly liquid investment instrument with a PRC bank.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for the three months ending March 31, 2011 and 2010 was zero and there was no allowance for doubtful accounts at March 31, 2011 and December 31, 2010.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the first-in first-out method, and are valued at the lower of cost or market. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

EQUIPMENT, NET

Equipment is recorded at cost, consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three months ending March 31, 2011 and 2010 was $3,504 and $834, respectively. Accumulated depreciation for the Company's equipment was $16,845 and $7,262 at March 31, 2011 and 2010, respectively.

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

SEGMENT REPORTING

The Company follows ASC 280, SEGMENT REPORTING. The Company's chief operating decision maker, who has been identified as the executive chairman of the board of directors and the chief executive officer, reviews the individual results of the e-commerce and distribution businesses when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has two reportable segments. The Company's operating business are organized and based on the nature of markets and customers. As the Company's long-lived assets are substantially all located in the PRC and substantially all the Company's revenues are derived from within the PRC, no geographical segments are presented.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payables and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

     Level 1 -- observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 -- include other inputs that are directly or indirectly observable in the marketplace.
     Level 3 -- unobservable inputs which are supported by little or no market activity.

fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash and cash equivalents are classified within Level 1 using quoted prices. The Company's carrying value of its investment in Beitun is classified within Level 2 since it is valued using market observable inputs.

FINANCIAL INSTRUMENTS: The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

                                          March 31, 2011                                   December 31, 2010
                         -----------------------------------------------    -----------------------------------------------
                          Level 1      Level 2       Level 3      Total      Level 1      Level 2       Level 3       Total
                         -----------------------------------------------    -----------------------------------------------
                           Quoted                                             Quoted
                         Prices in                                          Prices in
                           Active    Significant                              Active     Significant
                         Markets or    Other       Significant              Markets or     Other       Significant
                         Identical   Observable    Unobservable             Identical    Observable    Unobservable
                           Assets      Inputs         Input                   Assets       Inputs         Input
                           ------      ------         -----                   ------       ------         -----
ASSETS:
  Cash & cash
   equivalents           $1,088,959   $     --       $    --   $1,088,959    $3,015,219    $     --      $    --   $3,015,219
  Other assets                   --    196,353            --      196,353            --     258,285           --      258,285
                         ----------   --------       -------   ----------    ----------    --------      -------   ----------
    Total assets         $1,088,959   $196,353       $    --   $1,285,312    $3,015,219    $258,285      $    --   $3,273,504
                         ==========   ========       =======   ==========    ==========    ========      =======   ==========
LIABILITIES:
                                 --         --            --           --            --          --           --           --
                         ----------   --------       -------   ----------    ----------    --------      -------   ----------
    Total liabilities    $       --   $     --       $    --   $       --    $       --    $     --      $    --   $       --
                         ==========   ========       =======   ==========    ==========    ========      =======   ==========

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, the Company recorded an asset to be amortized over the term of the consulting contract, that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the stock-based payment are amortized to expense over the term of the contract. The carrying value of accounts receivable, trade payables and accrued liabilities approximates their fair value due to their short-term maturities.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE-BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation to account for its service providers' share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors' communications and public relations with broker-dealers, market makers and other investment professionals. In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, other receivables and held-to-maturity investments. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2011, substantially all of the Company's cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

There are no revenues from customers or purchases from suppliers which individually represent greater than 10% of the total revenues or purchases at March 31, 2011 and December 31, 2010.

CURRENCY CONVERTIBILITY RISK

The Company transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People's Bank of China (the "PBOC"). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC.

Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.92% and zero for the three months ending March 31, 2011 and 2010, respectively. While the international

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


reaction to the RMB NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

BUSINESS RISK

Foreign ownership of Internet-based businesses is subject to significant restrictions under current PRC laws and regulations. Foreign investors are not allowed to own more than a 50% equity interest in any entity with an Internet content distribution business. Currently, the Company conducts its operations in China through a series of contractual arrangements entered into among Arki (Beijing) E-Commerce Technology Corp., America Arki (Fuxin) Network Management Co. Ltd. and America Arki Network Service Beijing Co., Ltd. The relevant regulatory authorities may find the current ownership structure, contractual arrangements and businesses to be in violation of any existing or future PRC laws or regulations. If so, the relevant regulatory authorities would have broad discretion in dealing with such violations.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

In June 2009, the FASB issued SFAS 167 ("SFAS 167") (subsequently codified by ASU 2009-17), Amendments to FASB Interpretation No. 46(R) , which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 30, 2009. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

In October, 2009, the FASB issued guidance on revenue recognition that became effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS (CONTINUED)

method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on our financial statements.

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

NOTE 4 - INVENTORY

Inventory consisted of the following at March 31, 2011 and December 31, 2010:

                                                      2011               2010
                                                    --------           --------
Finished goods - packaged food                      $520,820           $334,972
Less: reserve for inventory                               --                 --
                                                    --------           --------
      Total inventory                               $520,820           $334,972
                                                    ========           ========

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2011 and December 31, 2010:

                                                      2011               2010
                                                    --------           --------
Prepaid professional fees                           $ 15,252           $218,265
Prepaid services                                      58,638             22,409
Deposits                                              41,448             18,598
                                                    --------           --------
      Total prepaid expenses                        $115,338           $259,272
                                                    ========           ========

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

                                                      2011               2010
                                                    --------           --------
Office equipment & computers                        $ 20,532           $ 14,775
Equipment                                              4,234              4,199
Vehicles                                              17,433             17,287
Office furniture & fixtures                           24,903             24,724
                                                    --------           --------
                                                      67,102             60,985

Less: Accumulated depreciation                       (16,845)           (13,341)
                                                    --------           --------
      Total equipment, net                          $ 50,257           $ 47,644
                                                    ========           ========

For the three months ending March 31, 2011 and 2010, depreciation expense was $3,504 and $834, respectively.

NOTE 7 - OTHER ASSETS

Other assets consisted of the following at March 31, 2011 and December 31, 2010:

                                                      2011               2010
                                                    --------           --------

Common stock issued for services                    $106,258           $166,333
Deposit for office                                    90,095             89,340
Other                                                     --              2,612
                                                    --------           --------
      Total other assets                            $196,353           $258,285
                                                    ========           ========

The prepaid consulting service contracts have a term of 24 months. Amortization for the three months ending March 31, 2011 and 2010 was $24,973 and zero, respectively. On March 31, 2011, the Company cancelled 227,609 shares due to early termination of a portion of a service contract with a consultant. The adjustment to prepaid assets and equity of $41,374 was recorded as of March 31, 2011 (see Note 10 - Share Based Compensation).

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010:

                                                      2011               2010
                                                    --------           --------

Accrued customer incentives                         $ 79,982           $745,056
Advances                                                  --                 --
Accrued payroll                                       20,140              8,998
Other                                                  2,698              5,929
                                                    --------           --------
      Total accrued liabilities                     $102,820           $759,983
                                                    ========           ========

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY

The Company's stockholder base consists of approximately 9,100 stockholders as of March 31, 2011.

COMMON STOCK ISSUED TO SERVICE PROVIDERS AND MEMBER CUSTOMERS

During 2010, Company management issued stock to customer members, which represented sales inducement incentives to make purchases through the Company's website. Certain service providers were also granted stock for the value of their services provided to the Company. Common stock issued to service providers and member customers throughout 2010 were measured at the date of grant, and based on Level 2 fair value measurements which uses observable inputs reflecting our own and market based assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the share-based sales inducement offers are deducted from revenues when granted. Share-based awards to service providers are expensed when services are incurred. The Company estimates the fair value of these share issuances using Level 2 inputs and determined that the value of each share is $0.01. For the three months ending March 31, 2011 and 2010, there were no incentives offered to member customers.

As of December 31, 2010, $200,000 was recognized in stockholders' equity for common stock issued for services. As of March 31, 2011, 227,609 shares of common stock and $35,102 was reduced from Additional Paid in Capital as a result of early termination of one of service provider contracts. For the three months ending March 31, 2011 and 2010, $24,973 and zero was amortized to general and administrative expense for the pro-rata portion of the remaining service contract realized (see Note 10 - Share Based Compensation).

COMMON STOCK

At March 13, 2011, the Company cancelled 227,609 retroactively restated to reflect the recapitalization of common stock originally issued to a service provider due to management deciding to early termination of their related contract. Immediately after the cancellation, the Company reissued the 227,609 shares to management for no consideration and $23 was recognized as a discount on common stock issued.

Immediately prior to the closing of the Merger on February 4, 2011, there were 2,500,000 issued and outstanding shares of the Company's common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

In August, September and December 2010, the Company issued 2,628,419 shares retroactively restated to reflect the recapitalization of common stock to related parties of the Company's founders and officer of the Company for no par value. As a result, the Company recorded a discount on common stock issued to the officer and relatives of the Company's founders of $26,284 due to issuance of the common stock below $0.01 par value.

In September 2010, the Company issued 910,644 retroactively restated to reflect the recapitalization of common stock as consideration for consulting services with a term of 24 months. The fair value of the services amounted to $199,400 (see Note 10 - Share Based Compensation).

In December 2010, the Company issued 45,532 retroactively restated to reflect the recapitalization of common stock to the owners of Beitun as consideration for the Company's 51% ownership interest of Beitun. The fair value of the shares issued for the acquisition was $10,000.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SHARE BASED COMPENSATION

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the service providers' requisite service period (generally the vesting period of the award). The Company estimates the fair value of stock for service granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company's common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company's common stock.

The following weighted average assumptions were used in estimating the fair value of the share-based payment arrangements to service providers:

                                                        March 31, 2011
                                                        --------------

Annual dividends                                               0
Expected volatility                                        40% - 75%
Risk-free interest rate                                      0.75%
Expected life                                               2 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company's share-based payments, the Company has calculated volatility using the historical volatility of similar public entities in the Company's industry. In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities. This resulted in an expected volatility of 40% to 75%. The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the "simplified method" for "plain vanilla" stock options allowed under GAAP. The risk free interest rate is the rate on the U.S. Treasury securities 2-year constant maturity with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method.

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the quarter ended March 31, 2011.

A summary of share-based compensation activity for the three months ended March 31, 2011 is as follows:

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SHARE BASED COMPENSATION (CONTINUED)

                                                          Weighted
                                                          Average
                                            Number of      Fair
                                             Shares        Value        Amount
                                             ------        -----        ------
Share-based compensation outstanding
 at January 1, 2011                          910,644       $ 0.01      $  9,106
   Granted                                        --           --            --
   Cancelled                                (227,609)        0.01        (2,276)
   Forfeited                                      --           --            --
                                            --------       ------      --------
Share-based compensation outstanding
 at March 31, 2011                           683,035       $ 0.01      $  6,830
                                            ========       ======      ========

For the three months ended March 31, 2011 and 2010, $18,700 and zero, respectively were amortized to general and administrative expense to recognize the incurred cost of the service providers. The future expense amortization as of March 31, 2011 is as follows:

                   2011                     $ 56,254
                   2012                       50,004
                                            --------
                   Total                    $106,258
                                            ========

NOTE 11 - RELATED PARTIES

a) Related parties:

        Name of
    related parties                   Relationship with the Company
    ---------------                   -----------------------------

     Mr. Jack Gao          Stockholder, Chief Executive Officer, Chief Financial
                           Officer and Chairman of the Board of the Company

     Ms. Ling Zhang        Stockholder and Corporate Secretary

     Mr. Fei Gao           Stockholder and Chief Operating Officer

     Ms. Wei Guo           Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at March 31, 2011 and December 31, 2010:

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - RELATED PARTIES (CONTINUED)

                                                      2011               2010
                                                    --------           --------

Loan from Mr. Jack Gao                              $ 51,859           $ 51,425
Loan from Ms. Wei Guo                                556,220            204,774
                                                    --------           --------
      Total related party payables                   608,079            256,199

Loan to Mr. Jack Gao                                      --            125,528
                                                    --------           --------
      Toal related party, net                       $608,079           $130,671
                                                    ========           ========

The related party payable and receivable are non-interest bearing and have no specified maturity date. Jack Gao is the husband of Ling Zhang, Ling Zhang is the wife of Jack Gao, Jack Gao is the father of Fei Gao, and Fei Gao is the son of Jack Gao.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense (including related common area maintenance charges) totaled $7,701 for three months ended March 31, 2011. In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., Ltd. wholly owned subsidiary beginning February 15, 2010 and ending February 14, 2012. Our full service gross monthly rental rate is $385. Rent expense (including related common area maintenance charges) totaled $1,155 for three months ended March 31, 2011. On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36 month term. Rent expense (including related common area maintenance charges) totaled $92,493 for three months ended March 31, 2011.

Total future minimum rental lease commitments as of March 31, 2011 are as follows:

                   2011                     $  304,047
                   2012                        398,787
                   2013                        298,136
                                            ----------
                   Total                    $1,000,970
                                            ==========

SUPPLIER COMMITMENTS

At March 31, 2011 and 2010, we have outstanding amounts owed to our suppliers of $19,456 and zero, respectively which represents amounts collected from customers of our Arki Beijing and Arki Fuxin subsidiaries.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 2 - Summary of Significant Accounting Policies.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment's payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of March 31, 2011 and December 31, 2010, can be found below.

E-COMMERCE PLATFORM (ARKI BEIJING, AMERICA PINE BEIJING, ARKI FUXIN, ARKI NETWORK SERVICE)

The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors to promote and sell their products and services directly to consumers in the PRC. The website also provides access to certain Western products that are generally unavailable in the PRC such as handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

FOOD PRODUCT DISTRIBUTION (BEITUN)

Beitun is principally engaged in the wholesale distribution and import/export of various food and meat products to businesses located throughout the PRC. All products are sold in the PRC and are considered finished goods.

                                                                       For the three months ended March 31, 2011
                                                                   -------------------------------------------------
                                                                    E-Commerce    Food Distribution     Consolidated
                                                                    ----------    -----------------     ------------
Net revenues                                                       $   606,791        $ 1,340,413       $ 1,947,204
Cost of sales                                                               --          1,326,158         1,326,158
                                                                   -----------        -----------       -----------
Gross profit                                                           606,791             14,255           621,046

Operating expenses:
  Selling expenses                                                     492,056             11,344           503,400
  General and administrative                                           871,038              1,434           872,472
                                                                   -----------        -----------       -----------
      Total operating expenses                                       1,363,094             12,778         1,375,872

Operating income                                                      (756,303)             1,477          (754,826)
Other income                                                            80,958                 --            80,958
Other expense                                                         (335,000)                --          (335,000)
                                                                   -----------        -----------       -----------
      Total other income (expense)                                    (254,042)                --          (254,042)

Income before taxes                                                 (1,010,345)             1,477        (1,008,868)
Provision for income taxes                                              56,175                369            56,544
                                                                   -----------        -----------       -----------
Net income (loss)                                                   (1,066,520)             1,108        (1,065,412)
Net income attributable to non controlling interest                        543                 --               543
                                                                   -----------        -----------       -----------
Net income (loss) attributable to Consumer Capital Group, Inc.      (1,065,977)             1,108        (1,064,869)
Net income (loss)                                                   (1,066,520)             1,108        (1,065,412)
Foreign currency translation adjustment                                    697                  5               702
                                                                   -----------        -----------       -----------
Net comprehensive income (loss)                                    $(1,065,823)       $     1,113       $(1,064,710)
                                                                   ===========        ===========       ===========

     For the three months ending March 31, 2010, the Company did not invest in the joint venture with Beitun.

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAX EXPENSE

Prior to January 1, 2008, PRC enterprise income tax (EIT), was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the "New EIT Law") in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Dividends paid by PRC subsidiaries of the Company out of the profits earned after December 31, 2007 to non-PRC tax resident investors would be subject to PRC withholding tax. The withholding tax is 10%, unless a foreign investor's tax jurisdiction has a tax treaty with China that provides for a lower withholding tax rate.

Income (loss) before income taxes consists of:

                                                            March 31,
                                                    -------------------------
                                                      2011             2010
                                                    --------         --------

Non-PRC                                             $     --         $     --
PRC                                                   56,544               --
                                                    --------         --------
                                                    $ 56,544         $     --
                                                    ========         ========

There was no current or deferred income tax expense for the three months ended March 31, 2011 and year ended December 31, 2010. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

The components of deferred taxes are as follows:

                                                    For the three months ended
                                                    ---------------------------
                                                     March 31,        March 31,
                                                       2011             2010
                                                    ----------       ----------
Deferred tax assets, current portion
  Fair value of stock issued for sales
   incentive                                        $       --       $       --
  Amortization of fair value of stock
   for services                                         24,951               --
  Deferred revenue                                      32,838               --
                                                    ----------       ----------
Total deferred tax assets, current portion              57,789               --
Valuation allowance                                    (57,789)              --
                                                    ----------       ----------
Deferred tax assets, current portion, net           $       --       $       --
                                                    ==========       ==========

Deferred tax assets, non-current portion
  Fixed assets                                      $      701       $      167
  Net operating losses                                (754,826)        (100,443)
                                                    ----------       ----------

Total deferred tax assets, non-current portion        (754,125)        (100,276)
Valuation allowance                                    754,125          100,276
                                                    ----------       ----------
Deferred tax assets, non-current portion, net       $       --       $       --
                                                    ==========       ==========

                  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAX EXPENSE (CONTINUED)

As of March 31, 2011, the Company had net operating losses of $1,154,022 which can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of March 31, 2011 will expire in years 2011 to 2015 if not utilized.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company's account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company's income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For three months ended March 31, 2011 and December 31, 2010, there were no penalties and interest.

NOTE 15 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share for each of the years presented are calculated as follows:

                                                   For the three months ended
                                                  -----------------------------
                                                    March 31,        March 31,
                                                      2011             2010
                                                  ------------     ------------
Numerator:
  Net loss                                        $ (1,065,412)    $   (100,443)
                                                  ------------     ------------
Net loss attributable to common stockholders
for computing basic and diluted loss per
common share                                        (1,065,412)        (100,443)
                                                  ------------     ------------
Denominator:
  Weighted average number of common shares
   outstanding for computing basic and diluted
   loss per common share                            18,456,790       14,371,122
                                                  ------------     ------------
Basic and diluted loss per share                  $      (0.06)    $      (0.01)
                                                  ============     ============

For the three months ended March 31, 2011 and 2010, there were no common stock equivalents for computing diluted earnings per share.

NOTE 16 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 23, 2011, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Certain   statements   made  in  this   Quarterly   Report   on  Form  10-Q  are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consumer Capital Group Inc. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

DESCRIPTION OF BUSINESS

The Company was originally incorporated as "Mondas Minerals Corp." ("Mondas") in Delaware on April 25, 2008, and was engaged in the acquisition, and exploration, and development of natural resource properties. As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets and no revenues or operating history.

On February 4, 2011, the Company acquired Consumer Capital Group, Inc. ("CCG"), a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a merger transaction ("Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation ("CCG Delaware"), Consumer Capital Group Inc., a California corporation ("CCG), and Scott D. Bengfort.

In connection with the Merger, the mining rights held by the Company were assigned to Mr. Bengfort, and in turn Mr. Bengfort also personally assumed all liabilities of the Company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between the Company and Mr. Bengfort effective on the closing date of the merger (the "Assignment and Assumption Agreement"). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which the Company owed to him immediately prior to the closing of the Merger, along with all other claims against the Company, by executing a release agreement ("Release") effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement including various representations and warranties, and execute an indemnification agreement ("Indemnification Agreement") in favor of CCG and the CCG shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of the Company that may materialize within a one year period after the closing. The closing of the Merger occurred on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director, and designees of CCG were appointed as new directors. These new directors took office and appointed new officers of the Company promptly following the closing of the Merger.

As a result of the Merger, CCG became our wholly owned subsidiary and CCG's subsidiaries, America Pine (Beijing) Bio-Tech, Inc., a People's Republic of
China ("PRC") corporation, Arki (Beijing) E-Commerce Technology Corp., a PRC corporation, Beijing Beitun Trading Co., Ltd., a PRC corporation, and America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (together, the "PRC Subsidiaries"), became our indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with an entity under common control that is 100% owned by two of CCG's major shareholders and officers, America Arki Network Service Beijing Co., Ltd. ("Arki Network Service"), which is a PRC limited liability company. CCG, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the "CCG Group."

Upon completion of the Merger, our name has been changed to "Consumer Capital Group Inc." pursuant to Certificate of Ownership filed with the Secretary of State of Delaware with an effective date of February 17, 2011. Our current principal offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. Our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") is now CCGN.

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC. The Company is primarily engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com. The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors to promote and sell products and services directly to consumers in the PRC at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members. Our website also provides access to certain Western products that are generally unavailable in the PRC such as handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

We also operate a meat distribution business in the PRC through a 51% stake in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading"), which is a PRC trade and distribution company engaged in the wholesale distribution and import/export of various food and meat products, industrial machinery, and electrical equipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements under the section above titled "Financial Statements", we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

E-COMMERCE REVENUE RECOGNITION

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, non-functional, product returns, and / or warranty defects are resolved between the customer and the vendor. The Company has no obligation for right of return and / or warranty for any of the sales completed using its website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

Our sales are net of promotional discounts and rebates and are recorded when the products are shipped and title passes to customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which is based on volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as a net amount in "Net revenues." The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $32,838 and $125,455 as of March 31, 2011 and December 31, 2010, respectively.

We offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform and in exchange, were awarded points which were then converted to common shares of the Company. These shares were valued using Level 2 inputs for determining fair value and deducted from revenues. For the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis. During the Quarter ended March 31, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The estimated lottery expense for the three months ending March 31, 2011 and March 31, 2010 was $351,970 and zero, respectively.

COST OF SALES

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as "Cost of sales" upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in "Selling Expenses" on our consolidated statements of operations.

SHIPPING ACTIVITIES

Outbound shipping charges to customers are included in "Net sales." Outbound shipping-related costs are included in "Cost of sales."

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for the three months ending March 31, 2011 and 2010 was zero and there was no allowance for doubtful accounts at March 31, 2011 and December 31, 2010.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the first-in first-out method, and are valued at the lower of cost or market. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

SHARE-BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation to account for its service providers' share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors' communications and public relations with broker-dealers, market makers and other investment professionals.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

(A) REVENUES

Net revenues derived from our e-commerce business were $606,791 and zero for the three months ended March 31, 2011 and 2010, respectively. The Company began its principal operations during 2010 with the launch of the e-commerce website. The increase is the result of our efforts in marketing our business to attract and grow our membership base and growth of our vendor arrangements and relationships, which provides the products and services for our e-commerce retail platform.

Net revenues derived from our distribution business were $1,340,413 and zero for the three months ended March 31, 2011 and 2010, respectively. The increase is the result of our acquisition of Beitun Trading, a meat distribution business on November 29, 2010. The Company did not have a distribution business for the three months ending March 31, 2010.

Cost of sales associated with distribution were $1,326,158 and zero for the three months ended March 31, 2011 and 2010, respectively. Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies. The increase is the result of our acquisition of Beitun Trading on November 29, 2010.

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and administrative expenses, and financial expenses. Total operating expenses were $1,375,872 and $100,443 for the three months ended March 31, 2011 and 2010, respectively, an increase of $1,275,429.

Selling expenses were $503,400 and zero for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to the Company commencing principal operations and incurring selling costs related to the generation of net revenues.

General and administrative expenses were $872,472 and $100,443 for the three months ended March 31, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily due to expenses incurred during the quarter related to the share exchange transaction.

Other expense was $254,042 and zero for the three months ended March 31, 2011 and 2010, respectively. The increase was due to the payment of $335,000 for the share exchange transaction. The expense was offset by $80,958 of other income received from the local Fuxin provincial government representing a subsidy for doing business in that province.

LIQUIDITY

Cash flow information is as follows:

                                                Three months ended March 31,
                                             ----------------------------------
                                                 2011                  2010
                                             ------------          ------------

Operating activities                         $ (2,364,215)         $    251,302
Investing activities                         $     (6,117)         $     (2,998)
Financing activities                         $    443,370          $    (60,150)

Cash used in operating activities was $2,364,215 and $251,302 for the quarter ended March 31, 2011 and 2010, respectively. The cash used of $2,364,215 for the period ended March 31, 2011 was primarily the result of the net loss of $1,065,412, increase in inventory of $185,848 and decrease in accounts payable, accrued liabilities and taxes payable of $1,277,091. The $251,302 cash provided for the period ended March 31, 2010 was primarily the result of increases in accounts payable, accrued liabilities and other payables of $617,026 offset by the net loss of $100,443 and increase in other receivables of $261,817.

Cash used in investing activities was $6,117 and $2,998 for the quarter ended March 31, 2011 and 2010, respectively, and was a result of our investment in office equipment.

Cash provided by financing activities was $443,370 for the quarter ended March 31, 2011 and cash used by financing activities was $60,150 for the quarter ended March 31, 2010. Cash provided by financing activities during the quarter ended March 31, 2011 was primarily the result of proceeds from related party of $351,880 and also the receipt for outstanding receivables from related parties of $125,528. Cash used in financing activities during the quarter ended March 31, 2010 was primarily the result of repayment of related party payable and short term debt of $373,584, offset by cash received from common stock issuances of $313,434.

CAPITAL RESOURCES

As of March 31, 2011, cash and cash equivalents totaled $1,088,959. Although cash flow from operations during the quarter was negative, we were able to finance our operations with cash balances carried over from December 31, 2010. We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for the next 12 months.

We may, however, require additional cash due to changes in business conditions or other future developments, including any investments we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

(A) LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense (including related common area maintenance charges) totaled $7,701 for three months ended March 31, 2011. In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., Ltd. wholly owned subsidiary beginning February 15, 2010 and ending February 14, 2012. Our full service gross monthly rental rate is $385. Rent expense (including related common area maintenance charges) totaled $1,155 for three months ended March 31, 2011. On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36 month term. Rent expense (including related common area maintenance charges) totaled $92,493 for three months ended March 31, 2011.

Total future minimum rental lease commitments as of March 31, 2011 are as follows:

                   2011                     $  304,047
                   2012                        398,787
                   2013                        298,136
                                            ----------
                   Total                    $1,000,970
                                            ==========

(B) SUPPLIER COMMITMENTS

At March 31, 2011 and 2010, we have outstanding amounts owed to our suppliers of $19,456 and zero, respectively which represents amounts collected from customers of our Arki Beijing and Arki Fuxin subsidiaries.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders' equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements. We plan on continuing to identify and implement remedial measures.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2011, in connection with the Merger, we issued an aggregate of 17,777,778 shares of our common stock to the shareholders of CCG immediately prior to the Merger ("CCG Shareholders") as merger consideration, based on an exchange rate of one (1) share of our common stock for each 21.96 shares of CCG common stock held by them. The issuance of these shares to certain of the CCG Shareholders was exempt from registration under the Securities Act pursuant to
Section 4(2) and Rule 506 of Regulation D thereof. We made this determination based on the representations of these CCG Shareholders, which included, in pertinent part, that such holders were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such holders were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. The issuance of some of the shares to certain of the CCG Shareholders was exempt from registration pursuant to Regulation S under the Securities Act. We made this determination based on the representations of these CCG Shareholders, which included, in pertinent part, that such holders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S, and that such holders were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents or for the account or benefit of any U.S. person, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                             Description
------                             -----------

2.1 Agreement and Plan of Merger by and among the Company, CCG Acquisition Corp., a Delaware corporation, and Consumer Capital Group Inc., a California corporation, dated February 4, 2011 (2)

3.1      Certificate of Incorporation (1)

3.2      Bylaws (1)

3.3 Certificate of Ownership filed with the Secretary of State of Delaware with an effective date of February 17, 2011 (3)

10.1 Assignment and Assumption Agreement between Mondas Minerals, Inc. and Scott Bengfort, dated February 4, 2011 (2)

10.2     Release Agreement by Scott D. Bengfort, dated February 4, 2011 (2)

10.3 Indemnification Agreement between Scott Benfort, Mondas Minerals Corp., and CCG Acquisition Corp., dated February 4, 2011 (2)

10.4 Exclusive Business Cooperation Agreement between America Arki (Fuxin) Network Management Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (2)

21.1     List of Subsidiaries (2)

31.1     Certification of the Company's  Principal Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011

31.2     Certification of the Company's  Principal Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed on July 15, 2008 as an exhibit to the Company's Registration Statement on Form S-1, and incorporated herein by reference.

(2) File on February 10, 2011 as an exhibit to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(3) File on February 25, 2011 as an exhibit to the Company's Current Report on Form 8-K, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSUMER CAPITAL GROUP, INC.


Dated: May 23, 2011                     By: /s/ Jianmin Gao
                                            ------------------------------------
                                            Jianmin Gao
                                            Principal Executive Officer
                                            Principal Financial Officer