Form 10-Q
period 2011-06-30
Consumer Capital Group, Inc.
filed 2011-08-15
CIK 1439299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 181 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,888,889 shares of common stock, par value $.0001 per share, outstanding as of August 15, 2011.

CONSUMER CAPITAL GROUP INC.

- INDEX -

ITEM 1. FINANCIAL STATEMENTS.

Consumer Capital Group, Inc.
Consolidated Balance Sheets

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS

Cash & cash equivalents	$1,292,993	$3,015,219
Accounts receivable	492,008	306,935
Inventory	602,497	334,972
Prepaid expenses	141,742	259,272
Other receivables	9,881	64,512
Related party receivable	-	125,528
Total current assets	2,539,121	4,106,438

Equipment, net	65,364	47,644
Other assets	207,814	258,285
Total noncurrent assets	273,178	305,929

Total assets	$2,812,299	$4,412,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$564,395	$531,729
Accrued liabilities	58,228	759,983
Deferred revenue	10,056	125,455
Taxes payable	95,215	494,057
Other payables	18,759	19,199
Related party payables	1,147,432	256,199
Total current liabilities	1,894,085	2,186,622

Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized 18,888,889 and 17,777,778 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	$1,889	$1,778

Discount on common stock issued to founders	(130,875)	(130,741)
Additional paid-in capital (1)	2,218,252	2,253,354
Subscription receivable	142,362	-
Accumulated other comprehensive income	58,985	78,775
Accumulated earnings (Deficit)	(1,374,236)	21,540
Total Consumer Capital Group stockholders' equity	916,377	2,224,706

Noncontrolling interest in subsidiary	1,837	1,039

Total liabilities and equity	$2,812,299	$4,412,367

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

Consumer Capital Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues - ecommerce	$581,618	$-	$1,188,409	$-
Net revenues - distribution	765,063	-	2,105,476	-
Cost of sales - distribution	750,707	-	2,076,865	-
Gross profit	595,974	-	1,217,020	-

Operating expenses:
Selling expenses	350,108	-	853,508	-
General & administrative expenses	580,289	42,541	1,787,761	142,983
Total operating expenses	930,397	42,541	2,641,269	142,983

Operating loss	(334,423)	(42,541)	(1,424,249)	(142,983)

Other income	19,836	-	100,794	-
Other (expense)	-	(14,669)	-	(14,669)
Total other income (expense)	19,836	(14,669)	100,794	(14,669)

Income loss before taxes	(314,587)	(57,210)	(1,323,455)	(157,652)

Provision for income taxes	15,776	-	72,320	-

Net loss	(330,363)	(57,210)	(1,395,775)	(157,652)
Net income attributable to noncontrolling interest	255	-	798	-
Net loss attributable to Consumer Capital Group, Inc.	$(330,108)	$(57,210)	$(1,394,977)	$(157,652)

Loss per share - basic and diluted $	$(0.02)	$(0.00)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted (2)	18,888,888	16,235,705	15,451,196	16,177,047

Net loss	$(330,363)	$(57,210)	$(1,395,775)	(157,652)
Other comprehensive loss
Foreign currency translation adjustment	(20,492)	(5)	(19,790)	(5)

Net comprehensive loss	$(350,855)	$(57,215)	$(1,415,565)	$(157,657)

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

Consumer Capital Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net Loss	$(1,395,775)	$(157,652)
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	5,982	3,651
Change in operating assets and liabilities
Accounts receivable	(185,073)	81,561
Other assets	50,471	(386)
Other receivables	54,631	-
Inventories	(267,525)	-
Prepaid expenses	117,530	(155,190)
Accounts payable and accrued liabilities	32,666	(60,431)
Accrued liabilities	(701,755)	(223,464)
Deferred revenue	(115,399)	721,403
Taxes payable	(398,842)	(7,933)
Other payables	(440)	577,400
Noncontrolling interest in subsidiary	(798)	-
Net cash provided by (used in) operating activities	(2,804,327)	778,959

Cash flows from investing activities
Acquisition of property and equipment	(23,702)	(9,706)
Net cash used in investing activities	(23,702)	(9,706)

Cash flows from financing activities
Short term loan	-	(250,100)
Collection of common stock to service provider	(33,530)	354,308
Proceeds from subscription of common stock	142,362	-
Related party, net	1,016,761	(123,484)
Net cash provided by (used in) financing activities	1,125,593	(19,276)

Effect of exchange rate fluctuation	(19,790)	74,337

Net increase (decrease) in cash	(1,722,226)	824,314

Cash and cash equivalents at beginning of period	3,015,219	266,096

Cash and cash equivalents at end of period	$1,292,993	$1,090,410

Supplemental disclosure of cash flow information
Income taxes paid	$72,320	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

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

Details of the Company's wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2011 are as follows:

			Percentage of
	Date of	Place of	Ownership by		Principal
Company	Establishment	Establishment	the Company		Activities

Consumer Capital Group Inc. ("CCG" and "the Company")	October 14, 2009	Pasadena, California USA	n/a		US holding company and headquarters of the consolidated entities

Arki Beijing E-commerce Technology Corp. ("Arki Beijing")	March 6, 2008	PRC	100	% (2)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the "consumer market network". Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. ("America Pine Beijing")	March 21, 2007	PRC	100	% (2)	Import and sales of healthcare products from the PRC. This operations ceased February 5, 2010. It currently assist in payment collection for the Company’s Ecommerce business

America Arki Fuxin Network Management Co. Ltd. ("Arki Fuxin")	November 26, 2010	PRC	100	% (2)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the "consumer market network"

Beijing Beitun Trade Co. Ltd. ("Beitun")	November 29, 2010	PRC	51	% (2)(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company

America Arki Network Service Beijing Co. Ltd. ("Arki Network contractual Service" and "Affiliated PRC Entity")	November 26, 2010	PRC	0	%(2)(2)(2)
Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(2) Wholly foreign owned entities (WFOE)
(2)(2) Joint venture
(2)(2)(2) VIE

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% domestically owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jian Min Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the "Contractual Agreements"). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Services' expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S.GAAP").

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K on February 10, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing) Bio-Tech, Inc., Arki (Beijing) E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd. and America Arki (Fuxin) Network Management Co. Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation (see Note1). All significant intercompany transactions and balances have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS (Pre-codification: Statement of Financial Accounts Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011 and December 31, 2010, the cumulative translation adjustment of $58,985 and $78,775, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the six months ended June 30, 2011 and June 30, 2010, the foreign currency translation adjustment to accumulated other comprehensive loss was $19,790 and $5, respectively. For the three months ended June 30, 2011 and June 30, 2010, the foreign currency translation adjustment to accumulated other comprehensive loss was $20,492 and $5, respectively.

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

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $10,056 and $125,455 as of June 30, 2011 and December 31, 2010, respectively.

We offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform and in exchange, were awarded points which were then converted to common shares of the Company. These shares were valued using Level 2 inputs for determining fair value and deducted from revenues. For the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis. During the three and six months ended June 30, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are primarily designed for customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The estimated lottery expense for the six months ending June 30, 2011 and 2010 was $588,135 and $0, respectively. The estimated lottery expense for the three months ending June 30, 2011 and 2010 was $236,165 and $0, respectively.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of changes in operations.

INCOME TAXES

We have implemented certain provisions of ASC 740, INCOME Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the Peoples Republic of China ("PRC") jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our "major" tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 and 2010 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of June 30, 2011 and December 31, 2010 were $95,215 and $494,057, respectively.

NET INCOME (LOSS) PER SHARE

We calculate basic earnings per share ("EPS") by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of June 30, 2011 and December 31, 2010.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At June 30, 2011 and December 31, 2010, the Company had invested cash of $0 and $153,846 in a highly liquid investment instrument with a PRC bank.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for the three and six months ending June 30, 2011 and 2010 was $0 and there was no allowance for doubtful accounts at June 30, 2011 and December 31, 2010.

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

EQUIPMENT, NET

Equipment is recorded at cost, consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the six months ending June 30, 2011 and 2010 was $5,982 and $3,651, respectively. Depreciation expense for the three months ending June 30, 2011 and 2010 was $2,478 and $2,817, respectively. Accumulated depreciation for the Company's equipment was $20,803 and $13,341 at June 30, 2011 and December 31, 2010, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payables and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

·	Level 1 observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

·	Level 2 include other inputs that are directly or indirectly observable in the marketplace.

·	Level 3 unobservable inputs which are supported by little or no market activity.

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

FINANCIAL INSTRUMENTS: The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
ASSETS:
Cash & cash equivalents	$1,292,993	$-	$-	$1,292,993
Other assets	-	207,814	-	207,814
Total assets	$1,292,993	$207,814	$-	$1,500,807
LIABILITIES:
	-	-	-	-
Total liabilities	$-	$-	$-	$-

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
ASSETS:
Cash & cash equivalents	$3,015,219	$-	$-	$3,015,219
Other assets	-	258,285	-	258,285
Total assets	$3,015,219	$258,285	$-	$3,273,504
LIABILITIES:
	-	-	-	-
Total liabilities	$-	$-	$-	$-

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, other receivables and held-to-maturity investments. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2011, substantially all of the Company's cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

There are no revenues from customers or purchases from suppliers which individually represent greater than 10% of the total revenues or purchases at June 30, 2011 and December 31, 2010.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 2% and -0.2% for the six months ending June 30, 2011 and 2010, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 - INVENTORY

Inventory consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Finished goods - packaged food	$602,497	$334,972
Less: reserve for inventory	-	-
Total inventory	$602,497	$334,972

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Prepaid professional fees	$-	$218,265
Prepaid services	105,026	22,409
Deposits	36,716	18,598
Total prepaid expenses	$141,742	$259,272

NOTE 6 - EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Office equipment & computers	$19,677	$14,775
Equipment	9,032	4,199
Vehicles	17,433	17,287
Office furniture & fixtures	40,025	24,724
	86,167	60,985
Less: Accumulated depreciation	20,802	13,341
Total equipment, net	$65,365	$47,644

For the six months ending June 30, 2011 and 2010, depreciation expense was $5,982 and $3,651, respectively. For the three months ending June 30, 2011 and 2010, depreciation expense was $2,478 and $2,817, respectively.

NOTE 7 - OTHER ASSETS

Other assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Common stock issued for services	$116,433	$166,333
Deposit for office	91,381	89,340
Other	-	2,612
Total other assets	$207,814	$258,285

The prepaid consulting service contracts have a term of 24 months. Amortization for the six months ending June 30, 2011 and 2010 was $50,772 and $0, respectively. Amortization for the three months ending June 30, 2011 and 2010 was $25,799 and $0, respectively. On March 31, 2011, the Company cancelled 227,609 shares due to early termination of a portion of a service contract with a consultant. The adjustment to prepaid assets and equity of $41,374 was recorded as of June 30, 2011 (see Note 10 - Share Based Compensation).

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued customer incentives	$41,462	$745,056
Advances	-	-
Accrued payroll	16,766	8,998
Other	-	5,929
Total accrued liabilities	$58,228	$759,983

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's stockholder base consists of approximately 9,100 stockholders as of June 30, 2011.

COMMON STOCK ISSUED TO SERVICE PROVIDERS AND MEMBER CUSTOMERS

During 2010, Company management issued stock to customer members, which represented sales inducement incentives to make purchases through the Company's website. Certain service providers were also granted stock for the value of their services provided to the Company. Common stock issued to service providers and member customers throughout 2010 were measured at the date of grant, and based on Level 2 fair value measurements which uses observable inputs reflecting our own and market based assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the share-based sales inducement offers are deducted from revenues when granted. Share-based awards to service providers are expensed when services are incurred. The Company estimates the fair value of these share issuances using Level 2 inputs and determined that the value of each share is $0.01. For the six months ending June 30, 2011 and 2010, there were no incentives offered to member customers.

As of December 31, 2010, $200,000 was recognized in stockholders' equity for common stock issued for services. As of June 30, 2011, 227,609 shares of common stock and $35,102 was reduced from Additional Paid in Capital as a result of early termination of one of service provider contracts. For the six months ending June 30, 2011 and 2010, $50,772 and zero was amortized to general and administrative expense for the pro-rata portion of the remaining service contract realized (see Note 10 - Share Based Compensation). For the three months ending June 30, 2011 and 2010, $25,799 and zero was amortized to general and administrative expense for the pro-rata portion of the remaining service contract realized

COMMON STOCK

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

During the quarter ended June 30, 2011, the Company received subscription of $142,362 for common stock issuance. The terms of the issuance has not be determined as of the reporting date.

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

June 30, 2011
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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the quarter ended June 30, 2011.

A summary of share-based compensation activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value	Amount
Share-based compensation outstanding at January 1, 2010	-	$-	$-
Granted	910,644	0.01	9,106
Cancelled	-	-	-
Forfeited	-	-	-
Share-based compensation outstanding at January 1, 2011	910,644	0.01	9,106
Granted	-	-	-
Cancelled	(227,609)	0.01	(2,276)
Forfeited	-	-	-
Share-based compensation outstanding at June 30, 2011	683,035	$0.01	$6,830

For the six months ended June 30, 2011 and 2010, $37,400 and $0, respectively were amortized to general and administrative expense to recognize the incurred cost of the service providers. For the three months ended June 30, 2011 and 2010, $18,700 and $0, respectively were amortized to general and administrative expense to recognize the incurred cost of the service providers. The future expense amortization as of June 30, 2011 is as follows:

2011	$56,254
2012	50,004
Total	$106,258

NOTE 11 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Ling Zhang	Stockholder and Corporate Secretary
Mr. Fei Gao	Stockholder and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Loan from Mr. Jack Gao	$204,574	$51,425
Loan from Ms. Wei Guo	942,858	204,774
Total related party payables	1,147,432	256,199
Loan to Mr. Jack Gao	-	125,528
Toal related party, net	$1,147,432	$130,671

The related party payable and receivable are non-interest bearing and have no specified maturity date. Jack Gao is the husband of Ling Zhang, Ling Zhang is the wife of Jack Gao, Jack Gao is the father of Fei Gao, and Fei Gao is the son of Jack Gao.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense (including related common area maintenance charges) totaled $15,396 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $7,695 for three months ended June 30, 2011.

In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., Ltd. wholly owned subsidiary beginning February 15, 2010 and ending February 14, 2012. Our full service gross monthly rental rate is $385. Rent expense (including related common area maintenance charges) totaled $2,310 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $1,155 for three months ended June 30, 2011.

On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36 month term. Rent expense (including related common area maintenance charges) totaled $188,090 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $95,597 for three months ended June 30, 2011.

Total future minimum rental lease commitments as of June 30, 2011 are as follows:

2011	$400,776
2012	385,374
2013	123,324
Total	$909,474

SUPPLIER COMMITMENTS

At June 30, 2011 and 2010, we have outstanding amounts owed to our suppliers of $55,253 and $0, respectively which represents amounts collected from customers of our Arki Beijing and Arki Fuxin subsidiaries.

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

A description of our operating segments as of June 30, 2011 and December 31, 2010, can be found below.

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

For the six months ending June 30, 2010, the Company did not invest in the joint venture with Beitun.

	For the six months ended June 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,188,409	$2,105,476	$3,293,885
Cost of sales	-	2,076,865	2,076,865

Gross profit	1,188,409	28,611	1,217,020

Operating expenses:
Selling expenses	830,730	22,778	853,508
General and administrative	1,783,923	3,838	1,787,761
Total operating expenses	2,614,653	26,616	2,641,269

Operating income (loss)	(1,426,244)	1,995	(1,424,249)
Other income (expense)	100,794	-	100,794
Total other income (expense)	100,794	-	100,794
Income (loss) before taxes	(1,325,450)	1,995	(1,323,455)
Provision for income taxes	71,474	846	72,320
Net income (loss)	(1,396,924)	1,149	(1,395,775)
Net income attributable to non controlling interest	798	-	798
Net income attributable to Consumer Capital Group, Inc.	(1,396,126)	1,149	(1,394,977)
Net income (loss)	(1,396,924)	1,149	(1,395,775)
Foreign currency translation adjustment	(19,790)	-	(19,790)
Net comprehensive income	$(1,416,714)	$1,149	$(1,415,565)

For the three months ending June 30, 2010, the Company did not invest in the joint venture with Beitun.

	For the three months ended June 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$581,618	$765,063	$1,346,681
Cost of sales	-	750,707	750,707
Gross profit	581,618	14,356	595,974
Operating expenses:
Selling expenses	338,674	11,434	350,108
General and administrative	912,885	2,404	915,289
Total operating expenses	1,251,559	13,838	1,265,397

Operating income (loss)	(669,941)	518	(669,423)
Other income (expense)	354,836	-	354,836
Income (loss) before taxes	(315,105)	518	(314,587)
Provision for income taxes	15,299	477	15,776
Net income (loss)	(330,404)	41	(330,363)
Net income attributable to non controlling interest	255	-	255
Net income attributable to Consumer Capital Group, Inc.	(330,149)	41	(330,108)
Net income (loss)	(330,404)	41	(330,363)
Foreign currency translation adjustment	(20,487)	(5)	(20,492)
Net comprehensive income (loss)	$(350,891)	$36	$(350,855)

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

Loss before income taxes consists of:

	For the Six Months Ended June 30,
	2011	2010
Non-PRC	$620,159	$27,979
PRC	703,296	129,674
	$1,323,455	$(157,652)

There was no current or deferred income tax expense for the six months ended June 30, 2011 and year ended December 31, 2010. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

The components of deferred taxes are as follows:

	For the six months ended June 30,
	2011	2010
Deferred tax assets, current portion
Fair value of stock issued for sales incentive	$-	$-
Amortization of fair value of stock for services	64,052	-
Deferred revenue	10,056	721,403
Total deferred tax assets, current portion	74,108	721,403
Valuation allowance	(74,108)	(721,403)
Deferred tax assets, current portion, net	$-	$-

Deferred tax assets, non-current portion
Fixed assets	$1,027	$334
Net operating losses	(1,424,250)	(142,983)
Total deferred tax assets, non-current portion	(1,423,053)	(142,650)
Valuation allowance	1,423,053	142,650
Deferred tax assets, non-current portion, net	$-	$-

As of June 30, 2011, the Company had net losses of $1,374,236 which can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of June 30, 2011 will expire in years 2011 to 2015 if not utilized.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company's account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company's income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For three months ended June 30, 2011 and December 31, 2010, there were no penalties and interest.

NOTE 15 - EARNINGS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$330,363	$57,210	$1,395,775	$157,652
Net loss attributable to common stockholders for computing basic and diluted loss per common share	330,108	57,210	1,394,977	157,652
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	18,888,888	16,235,705	15,451,196	16,177,047
Basic and diluted loss per share	$0.02	$0.00	$0.09	$0.01

For the six months ended June 30, 2011 and 2010, there were no common stock equivalents for computing diluted earnings per share.

NOTE 16 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through reporting date, the date the financial statements were available to be issued.

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

DESCRIPTION OF BUSINESS

The Company was originally incorporated as "Mondas Minerals Corp." ("Mondas", “the Company”, “we”, “us”, “our”) in Delaware on April 25, 2008, and was engaged in the acquisition, and exploration, and development of natural resource properties. As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets and no revenues or operating history.

On February 4, 2011, the Company acquired Consumer Capital Group, Inc. ("CCG"), a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a reverse merger transaction (the "Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary, CCG Acquisition Corp., a Delaware  corporation ("CCG Delaware"), Consumer Capital Group Inc., a California corporation ("CCG), and Scott D. Bengfort.

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

The Company, through Arki (Beijing) E-Commerce Technology Corp., is primarily engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com. The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors to promote and sell products and services directly to consumers in the PRC at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members. Our website also provides access to certain Western products that are generally unavailable in the PRC such as handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

The Company, also through Arki (Beijing) E-Commerce Technology Corp., cooperates with Fuxin bank in China to issue a cobranded debit card. The Company authorizes certain vendors the right to issue this cobranded debit card. Each vendor will be entitled for a percentage of future transactions of the cards issued by the vendor. The Company charges each participating vendor a percentage of transactions with the vendor. Cardholders will receive certain amount of cash refund from participating vendors and certain virtue money to be spent in the Company’s ecommerce website www.ccmus.com. The Company hires dealers to develop vendors network as well as managing card issuance. Currently the Company has issued over approximately 500,000 cards and has 32 dealers at province level and 292 dealers at city level, approximately 2,000 vendors. For the quarter ended June 30, 2011, there was no revenue from this business model yet.

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

Our sales are net of promotional discounts and rebates and are recorded when the products are shipped by our vendors and title passes to customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which is based on volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as a net amount in "Net revenues." The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $10,056 and $125,455 as of June 30, 2011 and December 31, 2010, respectively.

We offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform and in exchange, were awarded points which were then converted to common shares of the Company. These shares were valued using Level 2 inputs for determining fair value and deducted from revenues. For the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis. During the six months ended June 30, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are primarily designed for customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The estimated lottery expense for the six months ending June 30, 2011 and June 30, 2010 was $588,135 and $0, respectively. The estimated lottery expense for the three months ending June 30, 2011 and June 30, 2010 was $236,165 and $0, respectively.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for the six months ending June 30, 2011 and 2010 was zero and there was no allowance for doubtful accounts at June 30, 2011 and December 31, 2010.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

(A) REVENUES

Net revenues derived from our e-commerce business were $581,618 and $0 for the three months ended June 30, 2011 and 2010, respectively. The Company began its principal operations during 2010 with the launch of the e-commerce website. The increase is the result of our efforts in marketing our business to attract and grow our membership base and growth of our vendor arrangements and relationships, which provides the products and services for our e-commerce retail platform.

Net revenues derived from our distribution business were $765,063 and $0 for the three months ended June 30, 2011 and 2010, respectively. The increase is the result of our acquisition of Beitun Trading, a meat distribution business on November 29, 2010. The Company did not have a distribution business for the three months ending June 30, 2010.

Cost of sales associated with distribution were $750,707 and $0 for the three months ended June 30, 2011 and 2010, respectively. Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies. The increase is the result of our acquisition of Beitun Trading on November 29, 2010.

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and administrative expenses, and financial expenses. Total operating expenses were $1,265,397 and $42,541 for the three months ended June 30, 2011 and 2010, respectively, an increase of $1,222,856.

Selling expenses were $338,674 and $0 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to the Company commencing principal operations and incurring selling costs related to the generation of net revenues.

General and administrative expenses were $912,885 and $42,541 for the three months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily due to increased professional expenses such as legal and accounting expenses as a public company since February 2011.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

(A) REVENUES

Net revenues derived from our e-commerce business were $1,188,409 and $0 for the six months ended June 30, 2011 and 2010, respectively. The Company began its principal operations during 2010 with the launch of the e-commerce website. The increase is the result of our efforts in marketing our business to attract and grow our membership base and growth of our vendor arrangements and relationships, which provides the products and services for our e-commerce retail platform.

Net revenues derived from our distribution business were $2,105,476 and $0 for the six months ended June 30, 2011 and 2010, respectively. The increase is the result of our acquisition of Beitun Trading, a meat distribution business on November 29, 2010. The Company did not have a distribution business for the six months ending June 30, 2010.

Cost of sales associated with distribution were $2,076,865and $0 for the six months ended June 30, 2011 and 2010, respectively. Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies. The increase is the result of our acquisition of Beitun Trading on November 29, 2010.

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and administrative expenses, and financial expenses. Total operating expenses were $2,641,269 and $142,983 for the six months ended June 30, 2011 and 2010, respectively, an increase of $2,611,769.

Selling expenses were $853,508 and $0 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to the Company commencing principal operations and incurring selling costs related to the generation of net revenues.

General and administrative expenses were $1,787,761 and $142,983 for the six months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses was primarily due to increased professional expenses such as legal and accounting expenses as a public company since February 2011.

LIQUIDITY

Cash flow information is as follows:

	Six months ended June 30,
	2011	2010
Operating activities	$(2,804,327)	$778,959
Investing activities	$(23,702)	$(9,706)
Financing activities	$1,125,593	$(19,276)

Cash used in operating activities was $2,804,327 for the six months ended June 30, 2011, a decrease of $3,583,286 or 460%, compared to $778,959 provided by operating activities for the same period last year. The decrease of cash provide by operating activities is mainly because increased accounting receivable due to its distribution business which was partially acquired on November 29, 2010. The decrease is also caused by increased accrued liabilities because during the six months ended June 30, 2011 the Company did not provide customer incentives which caused the major accrued liabilities for the same period last year.

Cash used in investing activities was $23,702 for the six months ended June 30, 2011, a decrease of $13,996 or 144%, compared to $9,702 for the same period last year. The increase of cash used in investing activities is because of more investment in office equipment during the six months ended June 30, 2011 compared to the same period last year.

Cash provided by financing activities was $1,125,593 for the six months ended June 30, 2011, an increase of $1,144,869 or 5,939%, compared to cash used by financing activities $19,276 for the same period last year. The increase is really due to increased receivable from related parties.

CAPITAL RESOURCES

As of June 30, 2011, cash and cash equivalents totaled $1,292,993. Although cash flow from operations during the quarter was negative, we were able to finance our operations with cash balances carried over from December 31, 2010. The lending from our directors also supports our business. The Company is also actively seeking new business model to generate more cash flow. We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for the next 12 months.

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

(A) LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense (including related common area maintenance charges) totaled $15,396 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $7,695 for three months ended June 30, 2011. In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., Ltd. wholly owned subsidiary beginning February 15, 2010 and ending February 14, 2012. Our full service gross monthly rental rate is $385. Rent expense (including related common area maintenance charges) totaled $2,310 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $1,155 for three months ended June 30, 2011. On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36 month term. Rent expense (including related common area maintenance charges) totaled $188,090 for six months ended June 30, 2011. Rent expense (including related common area maintenance charges) totaled $95,597 for three months ended June 30, 2011.

Total future minimum rental lease commitments as of June 30, 2011 are as follows:

2011	$400,776
2012	385,374
2013	123,324
Total	$909,474

(B) SUPPLIER COMMITMENTS

At June 30, 2011 and 2010, we have outstanding amounts owed to our suppliers of $55,253 and $0, respectively which represents amounts collected from customers of our Arki Beijing and Arki Fuxin subsidiaries.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S.GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements. We plan on continuing to identify and implement remedial measures.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1*
Certification of the Company's Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

32.1*	Certification of the Company's Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: August 15, 2011	By:	/s/ Jianmin Gao
Jianmin Gao
Principal Executive Officer
Principal Financial Officer