Form 10-Q
period 2011-09-30
Consumer Capital Group, Inc.
filed 2011-11-14
CIK 1439299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-152330
Consumer Capital Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2517432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 North Lake Avenue, Suite 280, Pasadena, CA 91101	(626) 568-3368
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer 

Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No   ☒

The number of shares outstanding of the Issuer’s Common Stock as of November 12, 2011 was 18,888,889 shares.

CONSUMER CAPITAL GROUP INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consumer Capital Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31,
	(Unaudited)	2010
ASSETS

Cash & cash equivalents	$774,648	$3,015,219
Accounts receivable	225,744	306,935
Inventory	844,200	334,972
Prepaid expenses	157,688	259,272
Other receivables	70,814	64,512
Related party receivable	-	125,528
Total current assets	2,073,094	4,106,438

Equipment, net	61,414	47,644
Other assets	186,149	258,285

Total assets	$2,320,657	$4,412,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,013,674	$531,729
Accrued liabilities	60,043	759,983
Deferred revenue	17,528	125,455
Taxes payable	2,880	494,057
Other payables	260,580	19,199
Related party payables	395,101	256,199
Total current liabilities	1,749,806	2,186,622

Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized 18,888,889 and 17,777,778 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	$1,889	$1,778

Discount on common stock issued to founders	(130,875)	(130,741)
Additional paid-in capital (1)	2,218,252	2,253,354
Subscription receivable	-	-
Accumulated other comprehensive income	26,551	78,775
Accumulated earnings (Deficit)	(1,548,591)	21,540
Total Consumer Capital Group stockholders' equity	567,226	2,224,706

Noncontrolling interest in subsidiary	3,625	1,039

Total liabilities and equity	$2,320,657	$4,412,367

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

Consumer Capital Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues - ecommerce	$449,084	$6,977,138	$1,637,493	$6,977,138
Net revenues - distribution	1,861,485	-	3,966,961	-
Total net revenues	2,310,569	6,977,138	5,604,454	6,977,138
Cost of sales - distribution	1,842,721	-	3,919,587	-
Gross profit	467,848	6,977,138	1,684,867	6,977,138

Operating expenses:
Selling expenses	429,867	5,235,924	1,283,376	5,235,924
General & administrative expenses	223,771	64,987	2,011,532	207,970
Total operating expenses	653,638	5,300,911	3,294,908	5,443,894

Operating loss	(185,790)	1,676,227	(1,610,041)	1,533,244

Other income	12,935	-	113,729	-
Other (expense)	-	14,669	-	-
Total other income (expense)	12,935	14,669	113,729	-

Income (loss) before taxes	(172,855)	1,690,896	(1,496,312)	1,533,244

Provision for income taxes	1,499	-	73,820	652,334

Net income (loss)	(174,354)	1,690,896	(1,570,132)	880,910
Net income attributable to noncontrolling interest	1,788	-	2,585	-
Net income (loss) attributable to Consumer Capital Group, Inc.	$(176,142)	$1,690,896	$(1,572,717)	$880,910

Income(Loss) per share - basic and diluted	$(0.01)	$0.12	$(0.09)	$0.07

Weighted average number of common shares outstanding - basic and diluted (2)	18,888,888	14,442,039	16,609,686	13,453,223

Net income (loss)	$(174,354)	$1,690,896	$(1,570,132)	880,910
Other comprehensive income (loss)
Foreign currency translation adjustment	(32,434)	(5)	(52,224)	10,081

Net comprehensive loss	$(206,788)	$1,690,891	$(1,622,356)	$890,991

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

Consumer Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net (Loss) Income	$(1,570,132)	$880,910
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	9,448	2,451
Shares issued for services	-	299,400
Cancellation of stock to service providers	(35,125)	-
Change in operating assets and liabilities
Accounts receivable	81,191	-
Other assets	72,136	-
Other receivables	(6,302)	(383,855)
Inventories	(509,228)	-
Prepaid expenses	101,584	(417,476)
Accounts payable	481,945	3,203,743
Accrued liabilities	(699,940)	7,185
Deferred revenue	(107,927)	713,059
Taxes payable	(491,177)	1,292,753
Other payables	241,381	1,415,684

Net cash provided by (used in) operating activities	(2,432,146)	7,013,854

Cash flows from investing activities
Acquisition of equipments	(23,218)	(10,359)
Net cash used in investing activities	(23,218)	(10,359)

Cash flows from financing activities
Proceeds from subscription of common stock	-	1,120,413
Short term borrowing	-	(250,100)
Proceeds from related party payable	2,366,992	120,760
Payments to related party payable	(2,102,562)	(278,157)
Net cash provided by financing activities	264,430	712,916

Effect of exchange rate fluctuation	(49,637)	10,081

Net increase (decrease) in cash	(2,240,571)	7,726,492

Cash and cash equivalents at beginning of period	3,015,219	266,096

Cash and cash equivalents at end of period	$774,648	$7,992,588

Supplemental disclosure of non-cash financing activities:
Common stock issued for member incentives	$-	$113,342
Common stock issued to service providers	$-	$299,400

Supplemental disclosure of cash flow information
Income taxes paid	$73,820	$319,374-

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. ("CCG" or the "Company") is incorporated in Delaware on April 25, 2008. The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity ("Affiliated PRC Entity") which is controlled through contractual arrangements.  On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. and  100% of its stock rights of America Pine (Beijing) Bio-Tech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”).  The initial capitalization of the Company was through an investment of $420,000 and a registered capital of $300,000 to the Company.

On February 4, 2011, pursuant to a Plan and Agreement of Merger by and among Mondas Minerals Corp., its wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.,  Mondas Minerals Corp. merged its wholly-owned subsidiary CCG Delaware into CCG California, with CCG California surviving and CCG Delaware ceasing to exist.    On February 7, 2011 the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger.    On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist.  Unless the context specifies otherwise,  references to the "Company" refers to CCG California prior to the Merger and the Company, its subsidiaries and Affiliated PRC Entity combined after the Merger. The Company is principally engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com, which provides a variety of manufacturers and distributors a platform to promote and sell products and services directly to consumers. The Company's principal operations and geographic markets are in the People's Republic of China ("PRC").

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

Details of the Company's wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2011 are as follows:

			Percentage of
	Date of	Place of	Ownership by		Principal
Company	Establishment	Establishment	the Company		Activities

Consumer Capital Group Inc. ("CCGCalifornia")	October 14, 2009	California USA	100%		US holding company and headquarters of the consolidated entities, Commencing in July 2011, CCG performs the US e-commerce operations

Arki Beijing E-commerce Technology Corp. ("Arki Beijing")	March 6, 2008	PRC	100	% (2)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the "consumer market network". Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. ("America Pine Beijing")	March 21, 2007	PRC	100	% (2)	Import and sales of healthcare products from the PRC. This operations ceased February 5, 2010. It currently assist in payment collection for the Company’s Ecommerce business

America Arki Fuxin Network Management Co. Ltd. ("Arki Fuxin")	November 26, 2010	PRC	100	% (2)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the "consumer market network"

Beijing Beitun Trade Co. Ltd. ("Beitun")	November 29, 2010	PRC	51	% (2)(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company

America Arki Network Service Beijing Co. Ltd. ("Arki Network contractual Service" and "Affiliated PRC Entity")	November 26, 2010	PRC	0	%(2)(2)(2)
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

The Company cooperates with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com.  Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.  As of September 30, 2011, the Company has issued over 600,000 cards, and has 30 province-level and 210 city-level dealers and about 5,300 vendors.  For the nine months ended September 30, 2011, no revenue from this business model has been realized. The Company has signed dealer agreements with large companies like China Unionpay during the nine months ended September 30, 2011. China Unionpay is the only card management company like Vis and Master in China. It has installed millions of POS machines all over China. The Company has just completed testing the system in November 2011. Management will further develop the debit card business and it will become the Company’s main business in 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE MERGER ACCOUNTING

Since former CCG California security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Subsidiary, Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These condensed consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Consumer Capital Group Inc. prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S.GAAP").

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K on February 10, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd. and America Arki (Fuxin) Network Management Co. Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation (see Note1). All significant intercompany transactions and balances have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011 and December 31, 2010, the cumulative translation adjustment of $26,551 and $78,775, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the nine months ended September 30, 2011 and September 30, 2010, the foreign currency translation adjustment to accumulated other comprehensive loss was $52,224 and to accumulated other comprehensive income of $10,081, respectively. For the three months ended September 30, 2011 and September 30, 2010, the foreign currency translation adjustment to accumulated other comprehensive loss was $32,434 and $5, respectively.

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

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $17,528 and $125,455 as of September 30, 2011 and December 31, 2010, respectively.

We offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform and in exchange, were awarded points which were then converted to common shares of the Company. The value of these shares were deducted from revenues. For the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis. During the three and nine months ended September 30, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are designed for customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The estimated lottery expense for the nine months ending September 30, 2011 and 2010 was $695,563 and $0, respectively. The estimated lottery expense for the three months ending September 30, 2011 and 2010 was $107,428 and $0, respectively.

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

INCOME TAXES

We have implemented certain provisions of ASC 740, INCOME Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the Peoples Republic of China ("PRC") jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our "major" tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 and 2010 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of September 30, 2011 and December 31, 2010 were $2,880 and $494,057, respectively.

NET INCOME (LOSS) PER SHARE

We calculate basic earnings per share ("EPS") by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of September 30, 2011 and December 31, 2010.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At September 30, 2011 and December 31, 2010, the Company had invested cash of $0 and $153,846 in a highly liquid investment instrument with a PRC bank.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for the three and nine months ending September 30, 2011 and 2010 was $0 and there was no allowance for doubtful accounts at September 30, 2011 and December 31, 2010.

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

EQUIPMENT, NET

Equipment is recorded at cost, consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the nine months ending September 30, 2011 and 2010 was $9,448 and $2,451, respectively. Depreciation expense for the three months ending September 30, 2011 and 2010 was $3,466 and $800, respectively. Accumulated depreciation for the Company's equipment was $25,650 and $13,341 at September 30, 2011 and December 31, 2010, respectively.

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

FINANCIAL INSTRUMENTS: The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
ASSETS:
Cash & cash equivalents	$774,648	$-	$-	$774,648

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
ASSETS:
Cash & cash equivalents	$3,015,219	$-	$-	$3,015,219

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

SHARE-BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation to account for its service providers' share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors' communications and public relations with broker-dealers, market makers and other investment professionals. In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $0 for the three and nine months ended September 30, 2011.  Share-based compensation expenses amounted to $299,400 for the three and nine months ended September 30, 2010.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, other receivables and held-to-maturity investments. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2011, substantially all of the Company's cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

There are no revenues from customers or purchases from suppliers which individually represent greater than 10% of the total revenues or purchases at September 30, 2011 and December 31, 2010.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 3.78% and 1.71% for the nine months ending September 30, 2011 and 2010, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

NOTE 4 - INVENTORY

Inventory consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Finished goods - packaged food	$844,200	$334,972
Less: reserve for inventory	-	-
Total inventory	$844,200	$334,972

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Prepaid professional fees	$-	$218,265
Prepaid services	133,290	22,409
Deposits	24,398	18,598
Total prepaid expenses	$157,688	$259,272

NOTE 6 - EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Office equipment & computers	$20,045	$14,775
Equipment	9,137	4,199
Vehicles	17,433	17,287
Office furniture & fixtures	40,449	24,724
	87,064	60,985
Less: Accumulated depreciation	25,650	13,341
Total equipment, net	$61,414	$47,644

For the nine months ending September 30, 2011 and 2010, depreciation expense was $9,448 and $2,451, respectively. For the three months ending September 30, 2011 and 2010, depreciation expense was $3,466 and $800, respectively.

NOTE 7 - OTHER ASSETS

Other assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Common stock issued for services	$93,705	$166,333
Deposit for office	92,444	89,340
Other	-	2,612
Total other assets	$186,149	$258,285

The prepaid consulting service contracts have a term of 24 months. Amortization for the nine months ending September 30, 2011 and 2010 was $73,500 and $0, respectively. Amortization for the three months ending September 30, 2011 and 2010 was $22,728 and $0, respectively. On March 31, 2011, the Company cancelled 227,609 shares due to early termination of a portion of a service contract with a consultant. The adjustment to prepaid assets and equity of $41,374 was recorded as of September 30, 2011 (see Note 10 - Share Based Compensation).

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accrued customer incentives	$41,945	$745,056
Advances	-	-
Accrued payroll	18,098	8,998
Other	-	5,929
Total accrued liabilities	$60,043	$759,983

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's stockholder base consists of approximately 9,200 stockholders as of September 30, 2011.

COMMON STOCK ISSUED TO SERVICE PROVIDERS AND MEMBER CUSTOMERS

During 2010, Company management issued stock to customer members, which represented sales inducement incentives to make purchases through the Company's website. Certain service providers were also granted stock for the value of their services provided to the Company. Common stock issued to service providers and member customers throughout 2010 were measured at the date of grant, and based on Level 2 fair value measurements which uses observable inputs reflecting our own and market based assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the share-based sales inducement offers are deducted from revenues when granted. Share-based awards to service providers are expensed when services are incurred. The Company estimates the fair value of these share issuances using Level 2 inputs and determined that the value of each share is $0.01. For the nine months ending September 30, 2011, there were no incentives offered to member customers.

As of December 31, 2010, $200,000 was recognized in stockholders' equity for common stock issued for services. As of September 30, 2011, 227,609 shares of common stock and $35,102 was reduced from Additional Paid in Capital as a result of early termination of one of service provider contracts. For the nine months ending September 30, 2011 and 2010, $73,500 and zero was amortized to general and administrative expense for the pro-rata portion of the remaining service contract realized (see Note 10 - Share Based Compensation). For the three months ending September 30, 2011 and 2010, $22,728 and zero was amortized to general and administrative expense for the pro-rata portion of the remaining service contract realized.

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

September 30, 2011
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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the quarter ended September 30, 2011.

A summary of share-based compensation activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value	Amount
Share-based compensation outstanding at January 1, 2010	-	$-	$-
Granted	910,644	0.01	9,106
Cancelled	-	-	-
Forfeited	-	-	-
Share-based compensation outstanding at January 1, 2011	910,644	0.01	9,106
Granted	-	-	-
Cancelled	(227,609)	0.01	(2,276)
Forfeited	-	-	-
Share-based compensation outstanding at September 30, 2011	683,035	$0.01	$6,830

For the nine months ended September 30, 2011 and 2010, $78,828 and $0, respectively were amortized to general and administrative expense to recognize the incurred cost of the service providers. For the three months ended September 30, 2011 and 2010, $41,428 and $0, respectively were amortized to general and administrative expense to recognize the incurred cost of the service providers. The future expense amortization as of September 30, 2011 is as follows:

2011	$68,755
2012	-
Total	$68,755

NOTE 11 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Ling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Loan from Mr. Jack Gao	$227,431	$51,425
Loan from Ms. Wei Guo	167,670	204,774
Total related party payables	395,101	256,199
Loan to Mr. Jack Gao	-	125,528
Total related party, net	$395,101	$130,671

The related party payable and receivable are non-interest bearing and have no specified maturity date.  Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtains these payables for funding operation purposes when the Company or one of the subsidiaries are short of cash resources. For the nine months ended September 30, 2011, the Company borrowed approximately $703,251 form Mr. Jack Gao and made payments of approximately $440,704 back to him. For the nine months ended September 30, 2011, the Company borrowed approximately $1,663,741 from Ms. Wei Guo and made payments of approximately $1,661,858 back to her.

c) Starting from July 1, 2011, the Company has formed an agreement with Ms. Ling Zhang’s company Capitalco Cooperation (“Capitalco”). In the agreement, the Company has agreed that the Company will pay a certain percentage commission to Capitalco for each client Capitalco has marketed for the Company’s US online store. As of September 30, 2011, Ms. Zhang has signed an agreement to sell her company to an unrelated party. A total of $162,404 was paid as commission to Capitalco, which was owned by Mrs. Ling Zhang and which was sold on August, 2011.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense (including related common area maintenance charges) totaled $23,103 for nine months ended September 30, 2011. Rent expense (including related common area maintenance charges) totaled $7,701 for three months ended September 30, 2011.

In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., Ltd. wholly owned subsidiary beginning June 7, 2010 and ending May 30, 2012. Our full service gross monthly rental rate is $3,400. Rent expense (including related common area maintenance charges) totaled $30,600 for nine months ended September 30, 2011. Rent expense (including related common area maintenance charges) totaled $10,200 for three months ended September 30, 2011.

On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36 month term. Rent expense (including related common area maintenance charges) totaled $282,771 for nine months ended September 30, 2011. Rent expense (including related common area maintenance charges) totaled $92,493 for three months ended September 30, 2011.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33 month term. Rent expense (including related common area maintenance charges) totaled $56,331 for nine months ended September 30, 2011. Rent expense (including related common area maintenance charges) totaled $18,777 for three months ended September 30, 2011.

Total future minimum rental lease commitments as of September 30, 2011 are as follows:

2011	$503,084
2012	415,227
2013	30,831
Total	$949,142

SUPPLIER COMMITMENTS

At September 30, 2011 and 2010, we have outstanding amounts owed to our suppliers of $55,921 and $0, respectively which represents amounts collected from customers of our Arki Beijing and Arki Fuxin subsidiaries.

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

A description of our operating segments as of September 30, 2011 and December 31, 2010, can be found below.

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

For the nine months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

	For the nine months ended September 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,637,493	$3,966,961	$5,604,454
Cost of sales	-	3,919,587	3,919,587

Gross profit	1,637,493	47,374	1,684,867

Operating expenses:
Selling expenses	1,247,669	35,707	1,283,376
General and administrative	2,007,088	4,444	2,011,532
Total operating expenses	3,254,757	40,151	3,294,908

Operating income (loss)	(1,617,264)	7,223	(1,610,041)
Other income (expense)	113,729	-	113,729
Income (loss) before taxes	(1,503,535)	7,223	(1,496,312)

Provision for income taxes	71,941	1,879	73,820
Net income (loss)	(1,575,476)	5,344	(1,570,132)
Net income attributable to non controlling interest	2,585	-	2,585
Net income attributable to Consumer Capital Group, Inc.	(1,578,061)	5,344	(1,572,717)
Net income (loss)	(1,545,476)	5,344	(1,570,132)
Foreign currency translation adjustment	(52,224)	-	(52,224)
Net comprehensive income	$(1,627,700)	$5,344	$(1,622,356)

For the three months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

	For the three months ended September 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$449,084	$1,861,485	$2,310,569
Cost of sales	-	1,842,721	1,842,721
Gross profit	449,084	18,764	467,848
Operating expenses:
Selling expenses	416,938	12,929	429,867
General and administrative	223,165	606	223,771
Total operating expenses	640,103	13,535	653,638

Operating income (loss)	(191,019)	5,229	(185,790)
Other income (expense)	12,935	-	12,935
Income (loss) before taxes	(178, 084)	5,229	(172,855)
Provision for income taxes	466	1,033	1,499
Net income (loss)	(178,550)	4,196	(174,354)
Net income attributable to non controlling interest	1,788	-	1,788
Net income attributable to Consumer Capital Group, Inc.	(180,338)	4,196	(176,142)
Net income (loss)	(178,550)	4,196	(174,354)
Foreign currency translation adjustment	(32,434)	-	(32,434)
Net comprehensive income (loss)	$(210,984)	$4,196	$(206,788)

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

Income (loss) before income taxes consists of:

	For the Nine Months Ended September 30,
	2011	2010
Non-PRC	$(646,487)	$-
PRC	(849,825)	1,533,244
	$(1,496,312)	$1,533,244

There was no current or deferred income tax expense for the nine months ended September 30, 2011 and year ended December 31, 2010. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

The components of deferred taxes are as follows:

	For the nine months ended September 30,
	2011	2010
Deferred tax assets, current portion
Amortization of fair value of stock for services	$86,780	$-
Deferred revenue	17,528	713,059
Total deferred tax assets, current portion	104,308	713,059
Valuation allowance	(104,308)	(713,059)
Deferred tax assets, current portion, net	$-	$-

Deferred tax assets, non-current portion
Fixed assets	$1,890	$490
Net operating losses	1,548,591	-
Total deferred tax assets, non-current portion	1,546,702	490
Valuation allowance	(1,546,702)	(490)
Deferred tax assets, non-current portion, net	$-	$-

As of September 30, 2011, the Company had net losses of $1,548,591 which can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of September 30, 2011 will expire in years 2011 to 2015 if not utilized.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company's account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company's income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For nine months ended September 30, 2011 and December 31, 2010, there were no penalties and interest.

NOTE 15 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share for each of the years presented are calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(174,354)	$1,690,896	$(1,570,132)	$880,910
Net income (loss) attributable to common stockholders for computing basic and diluted loss per common share	(176,142)	1,690,896	(1,572,717)	880,910
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	18,888,888	14,442,039	16,609,686	13,453,223
Basic and diluted earnings (loss) per share	$(0.01)	$0.12	$(0.09)	$0.07

For the nine months ended September 30, 2011 and 2010, there were no common stock equivalents for computing diluted earnings per share.

NOTE 16 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through reporting date, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KT for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this Quarterly Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Consumer Capital Group Inc. ("we", "us", "our," or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

OVERVIEW

Consumer Capital Group Inc. was originally incorporated in Delaware as "Mondas Minerals Corp." ("Mondas", “the Company”, “we”, “us”, “our”) on April 25, 2008, and was engaged in the acquisition, and exploration, and development of natural resource properties. As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets, no revenues, or operating history.

On February 4, 2011, the Company acquired Consumer Capital Group, Inc. , a California corporation ("CCG California"),  a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a reverse merger transaction (the "Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiaryCCG Acquisition Corp., a Delaware  corporation ("CCG Delaware"), CCG California , and Scott D. Bengfort.

In connection with the Merger, the mining rights held by the Company were assigned to Mr. Bengfort, and in turn, Mr. Bengfort personally assumed all liabilities of the Company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between the Company and Mr. Bengfort effective on the closing date of the Merger (the "Assignment and Assumption Agreement"). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which the Company owed to him immediately prior to the closing of the Merger, along with all other claims against the Company, by executing a release agreement ("Release") effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement, including various representations and warranties.  Further, Mr. Bengfort executed an indemnification agreement ("Indemnification Agreement") in favor of CCG California and the CCG California shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of the Company that may materialize within a one year period after the closing. The closing of the Merger was on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director, and designees of CCG were appointed as new directors of the Company. These new directors took office, and appointed new officers of the Company promptly following the closing of the Merger.

As a result of the Merger, CCG California became our wholly-owned subsidiary, and CCG California's subsidiaries, including America Pine (Beijing) Bio-Tech, Inc., a People's Republic of China ("PRC") corporation;  Arki (Beijing) E-Commerce Technology Corp., a PRC corporation; Beijing Beitun Trading Co., Ltd., a PRC corporation; and America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (together, the "PRC Subsidiaries"), became Mondas’s indirect subsidiaries.  Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with America Arki Network Service Beijing Co., Ltd. ("Arki Network Service"), a PRC limited liability company, which is under common control and 100% owned by two of CCG California's former major shareholders and officers.  CCG California, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the "CCG Group."

On February 7, 2011 the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger.    On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist.   Our current principal offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101.  Our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") is CCGN.

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC.

The Company, through Arki (Beijing) E-Commerce Technology Corp., is primarily engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com.  The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors, who promote and sell products and services directly to consumers in the PRC, at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members.  Our website also provides access to certain Western products that are generally unavailable in the PRC, for examples, handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

The Company cooperates with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com.  Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.  As of September 30, 2011, the Company has issued over 600,000 cards, and has 30 province-level and 210 city-level dealers and about 5,300 vendors.  For the nine months ended September 30, 2011, no revenue from this business model has been realized. The Company has signed dealer agreements with large companies like China Unionpay during the nine months ended September 30, 2011. China Unionpay is the only card management company like Visa and Master Card in China. It has installed over millions of POS machines all over China. The Company believes that with the cooperation of China Unionpay and other dealers, the Company will be able to rapidly develop its vendor system. The Company has just completed testing the system in November 2011. The Company believes that the debit card business will grow to generate revenue and becomes the Company’s main business in 2012.

Finally, we own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading , a PRC trade and distribution company,  engages in wholesale distribution and import/export of various food and meat products.   Through Beitun Trading, we also operate a meat distribution business in the PRC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements under the above Financial Statements section ", we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

E-COMMERCE REVENUE RECOGNITION

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risks as the agreements with our suppliers specify that they have the responsibility to provide the products or services to the customers.  Also, the amounts we earn from our vendors/suppliers are based on a fixed percentage and bound contractually.  Further, the Company does not have any obligations to resolve disputes between the vendors and customers who purchase products on our website.  Specifically, any disputes involving damaged, non-functional, or defective products, product returns, and product warranty issues are resolved between the customer and vendor, and the Company has no obligation on right of return or product warranty for any of the sales completed on its website.  Since we are not primarily obligated and amounts earned are determined by using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our vendors and titles are passed to the customers.  Revenues are recorded net of sales and consumption taxes.  We periodically provide incentive offers to our customers to encourage purchases.  For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers.  Current discount offers and inducement offers are presented as net amounts in "Net revenues."  The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods.  Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $17,528 and $125,455 as of September 30, 2011 and December 31, 2010, respectively.

In addition, we offered a temporary limited time promotion for a fixed period during the year ended December 31, 2010 where customers were incentivized to purchase from our E-commerce platform, and in exchange, they were awarded points which were then converted to common shares of the Company.  These shares were valued using Level 2 inputs for determining fair value and deducted from revenues.  In the year ended December 31, 2010, $301,462 was recognized as contra revenue on a "net" basis.  During the nine months ended September 30, 2011, there were no promotional expenses incurred due to cancellation of the program.

DISTRIBUTION REVENUE RECOGNITION

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers.  Return allowances, which reduce product revenue, are estimated by using historical experience.  Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are designed for customers residing in China.  Customers may earn reward points from the purchase of merchandise and services from the Company.  Points are earned based on the amounts and types of merchandise and services purchased.  Customers residing in China may redeem the reward points for drawings into the Company's lottery sweepstakes for chances to win cash prizes.  In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months.  The membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website.  The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer.  The estimated lottery expense for the nine months ending September 30, 2011 and September 30, 2010 was $695,563 and $0, respectively.  The estimated lottery expense for the three months ending September 30, 2011 and September 30, 2010 was $107,428 and $0, respectively.

COST OF SALES

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies.  Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as "Cost of sales" upon the sale of products to our customers.  Payment processing and related transaction costs, including those associated with seller transactions, are classified in "Selling Expenses" on our consolidated statements of operations.

SHIPPING ACTIVITIES

Outbound shipping charges to customers are included in "Net sales."  Outbound shipping-related costs are included in "Cost of sales."

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value.  The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer's payment history and creditworthiness.  An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable.  Accounts receivable balances are written off after all collection efforts have been exhausted.  Bad debt expense for the nine months ending September 30, 2011 and 2010 was zero, and there was no allowance for doubtful accounts at September 30, 2011 and December 31, 2010.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the first-in first-out method, and are valued at the lower of cost or market.  This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category.

SHARE-BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation, to account for its service providers' share-based payments.  Common stock of the Company was issued to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors' communications and public relations.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model.  The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date.  To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.  Share-based compensation expenses amounted to $0 for the three and nine months ended September 30, 2011.  Share-based compensation expenses amounted to $299,400 for the three and nine months ended September 30, 2010.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(A) REVENUES

Net revenues derived from our e-commerce business were $449,084 and $6,977,138 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $6,528,054 or 93.56%.  The decrease is the result of our failure to continue to attract more members and grow our membership base as well as our failure to achieve repeat purchases from our existing customers. The Company is now focused on developing a broader sales network by working with dealers to market its website in order to attract more customers in the near future. The Company has put more of its efforts into developing its debit card network business model which the Company believes will generate and increase revenues. The Company cooperates with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com.  Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.  As of September 30, 2011, the Company has issued over 600,000 cards, and has 30 province-level and 210 city-level dealers and about 5,300 vendors. For the quarter ended September 30, 2011, no revenue from this business model has been realized because the Company is still testing its system which connects the bank, the vendor, and the Company. The Company has signed dealer agreements with large companies like China Unionpay during the nine months ended September 30, 2011. China Unionpay is the only card management company like Vis and Master in China. It has installed over millions of POS machines all over China. The Company believes that with the cooperation of China Unionpay and other dealers, the Company will be able to develop its vendor system in a fast speed. The Company has just completed testing the system in November 2011. The Company believes that the debit card business will grow to generate revenue and becomes the Company’s main business in 2012.

Net revenues derived from our distribution business were $1,861,485 and $0 for the three months ended September 30, 2011 and 2010, respectively.  The increase is due to our acquisition of Beitun Trading, a meat distribution business on November 29, 2010.  The Company did not have a distribution business for the three months ended September 30, 2010.

Cost of sales associated with distribution was $1,842,721 and $0 for the three months ended September 30, 2011 and 2010, respectively.  Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies.  The increase is due to our acquisition of Beitun Trading on November 29, 2010. There was $0 cost of sales associated with distribution during the three months ended September 30, 2010 as we have not acquired Beitun trading until November 29, 2010

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and administrative expenses, and financial expenses.  Total operating expenses were $653,638 and $5,300,911 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $4,647,273 or 87.67%.  This decrease is due to the following reasons:

Selling expenses were $429,867 and $5,235,924 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $4,806,057 or 91.79%. The decrease was primarily due to the decreased commission caused by the decreased sales generated from the e-commerce business. Selling expenses for the e-commerce business amounted to $416,938 and $5,235,924 for the three months ended September 30, 2011 and 2010, respectively. Selling expenses for the distribution business amounted to $12,929 and $0 for the three months ended September 30, 2011 and 2010, respectively. For the three months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

General and administrative expenses were $223,771 and $64,987 for the three months ended September 30, 2011 and 2010, respectively, an increase of $158,784 or 244.33%.  The increase was primarily due to the increased professional expenses, including legal and accounting expenses as a result of being a public company since February 2011. General and administrative expenses for the e-commerce business amounted to $223,165 and $64,987 for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses for the distribution business amounted to $606 and $0 for the three months ended September 30, 2011 and 2010, respectively. For the three months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(A) REVENUES

Net revenues derived from our e-commerce business were $1,637,493 and $6,977,138 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $5,339,645 or 76.53%.  The Company began its principal operations during 2010 with the launch of the e-commerce website.  The decrease is the result of our failure to continue to attract more members and grow our membership base, as well as our failure to achieve repeat purchases from our existing customers.  The Company is focused on developing a broader sales network in order to attract more customers.

The Company cooperates with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com.  Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.  As of September 30, 2011, the Company has issued over 600,000 cards, and has 30 province-level and 210 city-level dealers and about 5,300 vendors.  For the quarter ended September 30, 2011, no revenue from this business model has been realized. The Company has signed dealer agreements with large companies like China Unionpay during the nine months ended September 30, 2011. China Unionpay is the only card management company like Visa and Master Card in China. It has installed over millions of POS machines all over China. The Company believes that with the cooperation of China Unionpay and other dealers, the Company will be able to develop its vendor system in a fast speed. The Company has just completed testing the system in November 2011. The Company believes that the debit card business will grow to generate revenue and becomes the Company’s main business in 2012.

Net revenues derived from our distribution business were $3,966,961 and $0 for the nine months ended September 30, 2011 and 2010, respectively.  The increase is due to our acquisition of Beitun Trading, a meat distribution business on November 29, 2010.  The Company did not have a distribution business for the nine months ending September 30, 2010.

Cost of sales associated with distribution was $3,919,587and $0 for the nine months ended September 30, 2011 and 2010, respectively.  Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies.  The increase is due to our acquisition of Beitun Trading on November 29, 2010. There was $0 cost of sales associated with distribution during the nine months ended September 30, 2010 as we have not acquired Beitun trading until November 29, 2010.

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and administrative expenses, and financial expenses.  Total operating expenses were $3,294,908 and $5,443,894 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $2,148,986 or 39.48%.  The decrease is due to the following reasons.

Selling expenses were $1,283,376 and $5,235,924 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $3,952,548 or 75.49%.  The decrease was primarily due to decreased commissions caused by decreased sales generated from the e-commerce business. Selling expenses for the e-commerce business amounted to $1,247,669 and $5,235,924 for the nine months ended September 30, 2011 and 2010, respectively. Selling expenses for the distribution business amounted to $35,707 and $0 for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

General and administrative expenses were $2,011,532 and $207,970 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1,803,562 or 867.22%.  The increase in general and administrative expenses was primarily due to increased professional expenses including legal and accounting expenses as a result of being a public company since February 2011. General and administrative expenses for the e-commerce business amounted to $2,007,088 and $207,970 for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses for the distribution business amounted to $4,444 and $0 for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ending September 30, 2010, the Company did not invest in the joint venture with Beitun.

LIQUIDITY AND CAPITAL RESOURCES

Our cash at the beginning of the nine months ended September 30, 2011 was $3,015,219 and decreased to $774,648 by the end of the nine months, a decrease of $2,240,571. We had net working capital of $323,288 at September 30, 2011, a decrease of $1,596,528 from $1,919,816 at December 31, 2010.

Cash flow information is the following:

	Nine months ended September 30,
	2011	2010
Operating activities	$(2,432,146)	$7,013,854
Investing activities	$(23,218)	$(10,359)
Financing activities	$264,430	$712,916

Cash used in operating activities was $2,432,146 for the nine months ended September 30, 2011, compared to cash provided by operating activities of $7,013,854 for the same period last year.  Cash used in operating activities increased significantly during the period primarily due to the increased loss from operations, increased accounts payable, and additional expenditures for the acquisition of inventory for its distribution business acquired on November 29, 2010.  Cash used in operations also increased as a result of more payments were made for tax payable and less was borrowed for other payable compared to the same period last year.

Cash used in investing activities was $23,218 for the nine months ended September 30, 2011, compared to cash used in investing activities of $10,359 for the same period last year.  The increase is due to more investment in office equipment during the nine months ended September 30, 2011 compared to the same period last year.

Cash provided by financing activities was $264,430 for the nine months ended September 30, 2011, a compared to cash provided by financing activities of $712,916 for the same period last year.  The decrease was primarily due to the $1.1 million common stock financing in 2010.

CAPITAL RESOURCES

As of September 30, 2011, cash and cash equivalents totaled $774,648.  Although the cash flow from operations during the quarter was negative, we were able to finance our operations with cash balances carried over from December 31, 2010.  Lending during the nine months ending September 30, 2011 of $395,101 from director and officer Jack Gao and stockholder and director of Beitun Wei Guo also supported our business.  Moreover, the Company is actively working on its debit card business model to generate more cash flow.  We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for the next 12 months.

However, we may require additional cash due to changes in business conditions or other future developments, including any investments we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-ventures or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We cannot provide any assurances that we would be able to secure the additional cash or working capital we may require to continue our operations.

 (A) LEASE COMMITMENTS

Our Company has entered into a sub-lease agreement with a third party for its Pasadena office facility beginning August 1, 2010 and ending November 30, 2012.  Our full service gross monthly rental rate is $2,567.  The rent expenses (including related common area maintenance charges) totaled $23,103 for the nine months ended September 30, 2011.  Rent expenses (including related common area maintenance charges) totaled $7,701 for the three months ended September 30, 2011.

In China, we have entered into a lease agreement in the Beijing Chaoyang District for our Arki (Beijing) E-commerce Technology Co., a wholly-owned subsidiary, beginning June 7, 2010 and ending May 30, 2012.  Our full service gross monthly rental rate is $3,400.  Rent expenses (including related common area maintenance charges) totaled $30,600 for the nine months ended September 30, 2011.  Rent expenses (including related common area maintenance charges) totaled $10,200 for the three months ended September 30, 2011.

On October 21, 2010, we entered into a new lease agreement for office facility expansion in the Beijing Chaoyang District, Hua Mao Center.  The straight-line monthly gross rental rate is $30,831 with a 36-month term.  Rent expenses (including related common area maintenance charges) totaled $282,771 for the nine months ended September 30, 2011. Rent expenses (including related common area maintenance charges) totaled $92,493 for the three months ended September 30, 2011.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center.  The straight-line monthly gross rental rate is $6,259 with a 33-month term.  Rent expenses (including related common area maintenance charges) totaled $56,331 for the nine months ended September 30, 2011.  Rent expenses (including related common area maintenance charges) totaled $18,777 for the three months ended September 30, 2011.

Total future minimum rental lease commitments as of September 30, 2011 are the following:

2011	$503,084
2012	415,227
2013	30,831
Total	$949,142

(B) SUPPLIER COMMITMENTS

As of September 30, 2011 and 2010, we had outstanding amounts owed to our suppliers of $55,921 and $0, respectively.  The amount of $55,921 represents the amounts collected from the customers of our Arki Beijing and Arki Fuxin subsidiaries.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders' equity or that are not reflected in our financial statements.  Furthermore, we do not have any retained or contingent interests in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity.  We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision, and with the participation of our principal executive officer and our principal financial officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2011

Consumer Capital Group, Inc.

By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
Principal Executive and Financial Officer