Form 10-K
period 2011-12-31
Consumer Capital Group, Inc.
filed 2012-03-30
CIK 1439299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $12,007,764 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the Over-the-Counter Bulletin Board on June 30, 2011). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of March 26, 2012, there were 19,068,889 shares of the Registrant’s common stock issued and outstanding.

CONSUMER CAPITAL GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consumer Capital Group Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Consumer Capital Group, Inc. ("CCG" or the "Company") was originally incorporated as "Mondas Minerals Corp." ("Mondas") in Delaware on April 25, 2008 and was engaged in the acquisition, exploration, and development of natural resource properties. The principal executive offices were previously located at 13983 West Stone Avenue, Post Falls, ID 83854.

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

We were an exploration stage company with no revenues or operating history prior to our merger on February 4, 2011 described below. We owned a 100% undivided interest in a mineral property, the Ram 1-4 Mineral Claims (known as the "Ram Property.") The Ram Property consists of an area of 82.64 acres located in the Lida Quadrangle Area, Esmeralda County, Nevada. Title to the Ram Property was held by Mondas. Our plan of operation was to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets, no revenues, or operating history. On January 11, 2011, the Company changed its fiscal year end from June 30 to December 31.

On February 4, 2011, the Company acquired Consumer Capital Group, Inc., a California corporation ("CCG California"), a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a reverse merger transaction (the "Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation ("CCG Delaware"), CCG California, and Scott D. Bengfort.

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result, CCG California became our wholly-owned subsidiary, and CCG’s California subsidiaries, including America Pine (Beijing) Bio-Tech, Inc., a People's Republic of China ("PRC") corporation; Arki (Beijing) E-Commerce Technology Corp., a PRC corporation; Beijing Beitun Trading Co., Ltd., a PRC corporation; and America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (together, the "PRC Subsidiaries"), became Mondas’s indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with America Arki Network Service Beijing Co., Ltd. ("Arki Network Service"), a PRC limited liability company, which is under common control and 100% owned by two of CCG California's former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the "CCG Group."

On January 7, 2011, the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger. On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist.  Unless the context specifies otherwise, references to the "Company" refers to CCG California prior to the Merger and the Company, its subsidiaries and Affiliated PRC Entity combined after the Merger.

Under the Merger Agreement, the Company issued an aggregate of 17,777,778 shares of its common stock to the shareholders of CCG California immediately prior to the Merger ("CCG Shareholders") at an exchange rate of one (1) share of our common stock for each 21.96 shares of CCG California common stock.

Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company's common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG California paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of the Company’s common stock.

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

In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director, and designees of CCG California were appointed as new directors of the Company. These new directors took office, and appointed new officers of the Company promptly following the closing of the Merger.

There was no trading of our shares prior to the Merger. Since the Merger, there has been limited trading of our shares. From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC.

Our current principal offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. Our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") is CCGN. Our website address is www.ccmus.com.

BUSINESS OF CCG

E-commerce

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC. CCG is a holding company that, prior to December 2010, through Arki (Beijing) E-Commerce Technology Corp. ("Arki Beijing") and its entity under common control, Arki Network Service, operated a consumer e-commerce business in the PRC. Beginning in December 2010, the e-commerce business operations are being conducted through America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation ("Arki Fuxin"), Arki Network Service, and Arki Beijing through respective contractual arrangements among those parties. These contractual arrangements are necessary to comply with laws of the PRC limiting foreign ownership of companies that operate in the e-commerce space. Through such contractual arrangements, we have the ability to substantially influence Arki Network Service's daily business operations and financial affairs, appoint its management, and approve all matters requiring stockholder approval.

CCG also owns 100% of the capital stock of America Pine (Beijing) Bio-Tech, Inc., a PRC corporation ("America Pine Beijing"), which does not currently conduct material operations.

CCG headquarters are located in Pasadena, California, and our PRC operations are headquartered in Beijing.

Distribution business

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established in April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

Debit Card Program

In addition, the Company is collaborating with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage (1-5%) of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the year ended December 31, 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program. No revenue was generated from this initiative in 2011.

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

The founders formed Arki Beijing in the PRC on March 6, 2008 as a wholly owned subsidiary of America Pine with an intention to develop the CCG Group's current consumer e-commerce business.

On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. and 100% of its stock rights of America Pine (Beijing) Bio-Tech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”), which was formed in California on October 14, 2009

On November 26, 2010, CCG California formed Arki Fuxin as its wholly owned subsidiary.

On November 29, 2010, CCG California received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beitun Trading. Beitun Trading has a registered capital of 500,000 RMB (approximately $75,069), of which 255,000 RMB (approximately $38,285) was contributed by CCG and 245,000 RMB (approximately $36,784) was contributed by Wei Guo. CCG currently owns 51% of Beitun Trading, and Wei Guo owns 49% of Beitun Trading.

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

As of December 31, 2011, we conduct substantially all of our e-commerce business operations through Arki Fuxin, which holds substantial control over Arki Network Service's operations through their contractual arrangements. Chinese laws and regulations currently have limits on foreign ownership of certain businesses that prohibit non-Chinese persons from having direct ownership interests. To comply with these foreign ownership restrictions, we do not own any equity interests in Arki Network Service, but it is an entity under common control through contractual arrangements. Arki Network Service holds the licenses and approvals necessary to operate its e-commerce business in China. Arki Fuxin and Arki Beijing entered into respective contractual arrangements with Arki Network Service' stockholders, pursuant to which we provide technical support and consulting and commercial services to Arki Network Service. Through these contractual arrangements, we also have the ability to substantially influence Arki Network Service's daily operations and financial affairs, appoint its senior members of management, and approve all matters requiring stockholder approval.

Current Corporate Structure

The following diagram illustrates our corporate structure:

Our Consumer E-Commerce Website

In 2010, we launched our PRC-based nationwide online retailing platform at www.ccmus.comfor Chinese consumers. The Company, through Arki (Beijing) E-Commerce Technology Corp., is primarily engaged in the development and operation of its nationwide online retailing platform “Chinese Consumer Market Network” at www.ccmus.com. The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors to promote and sell products and services directly to consumers in the PRC at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members. Our website also provides access to certain Western products that are generally unavailable in the PRC such as handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France.

Our website provides consumer goods and services in the following 19 major categories:

1. Nutrition and health supplements;

2. Toys and games;

3. Cosmetics and beauty;

4. Consumer electronics;

5. Culture and sports;

6. Consumer services;

7. Maternity and baby products;

8. Clothes and shoes;

9. Jewelry and accessories;

10. Travel and tickets;

11. Foreign goods;

12. Office supplies;

13. Household appliances;

14. Luxury products;

15. Home furnishings;

16. Organic products;

17. Education products;

18. Kitchen appliances;

19. Crystal products;

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

As of December 31, 2011, through our China website we offer products from 233 vendors and from our U.S. website we offer products and services from 56 vendors. We also have over 32,000 members in China and over 300 members in the US. These members purchase products and services offered through our website.

Members

Consumers who purchase products and services offered through our website are automatically enrolled as members. Retail prices for goods and services in China are generally uniform throughout the country, and, outside of the largest cities, retailers generally do not compete on the basis of price. Instead, some retailers in China offer customers the chance to win prize money by conducting sweepstakes. Similarly, we offer our members in China a daily "Lucky Drawing" sweepstakes and members who purchase products or services are automatically enrolled in that day’s drawing.. The amount of the Lucky Drawing prize is based on the volume of purchases made on that day up to a maximum prize of RMB5,000. This reward program motivates consumers to encourage their family and friends to purchase products and services through our website. This reward program is limited to our members in China.

In addition to this sweepstakes feature, we attract customers, build loyalty, and encourage repeat business by establishing membership levels that correspond to the total amount spent on goods and services by each member. As members purchase more goods and services through the website, they attain higher levels of membership that entitle them to "bonus points" that can be applied toward future purchases. Earning additional points and attaining higher levels of membership also entitle members to additional sweepstakes opportunities. Again, this feature is limited to our members in China.

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

Debit Card

On March 28, 2011, we launched a debit bank card marketing program that puts CCG debit cards in the hands of Chinese consumers by entering into a cooperation agreement with Fuxin City Bank (“Fuxin”) to issue co-branded bank debit cards with our Company's logo. These debit cards issued by Fuxin have all the financial functions of traditional bank cards. The cardholder may use the debit card to make electronic payments on our website and provides discounts for retail transactions outside of our website with certain vendors that have signed up with our program.

The Company authorizes certain vendors the right to issue cobranded debit cards. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on the Company’s ecommerce website www.ccmus.com. Further, the Company hires dealers to develop a vendor’s network as well as manage the issuance of the cobranded debit cards. For the year ended December 31, 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other current and potential dealers, the Company will be able to rapidly develop its vendor system. The Company believes that the debit card business will grow to generate revenue and become the Company’s main business in 2012.

Technology

Our website is built on the latest e-commerce technologies. Its major modules and functionalities include:

*	A front-end web application built on Microsoft ASP.NET technology, including the most advanced .NET 4.0 framework.
•	Support for Memberships, User Profiles, Security, and Encryption.
•	Integrated performance enhancement, database, XML, and RSS.
•	Support for real-time authentication, authorization, and validation.

Shopping cart built on Microsoft ASP.NET technology using C# libraries with .NET user profiles, LINQ, and SQL Server database

*	Transaction engine built on Microsoft SQL Server and ASP.NET 4.0 technology with support for parallel computing and load balancing for enhanced efficient real-time transaction performances.
*	Secured order handling via https, authentication, authorization, and transaction logging.
*	Vendor interface web platform that enables vendors to share and route information through different departments, execute business transactions, and obtain real-time reports.
*	SQL Server Reporting Services.
*	Scalability. The system is designed to support very large numbers of concurrent transactions based on its .NET 4.0 parallel computing, load balancing, and SQL Server Enterprise capabilities, and grow well ahead of the transaction volume curve.
*	Lucky Drawing sweepstakes. The daily sweepstakes are conducted on the web platform by means of application features that promote user awareness, create program documentation, drive promotions, perform record reconciliations, and generate reporting and acknowledgment.
*	Bonus point incentive program. The system's knowledge management module and a content management module are designed to support this and other incentive programs based on corporate strategic planning and marketing schedules.
*	Interface with banking and financial partners. The system fully integrates with our financial institution partners.

Security

Our platform provides both vendors and members with complete financial, identity, authenticity, and delivery security. We hold payment for goods ordered through the system until the consumer confirms receipt and satisfaction with the goods received. Security is ensured by means of a multifactor account password and authentication system, multiple password-protected login protocols, and dynamic passwords, digital certificates, and other authentication mechanisms. The transaction security system further guarantees that both buyers and sellers are certified and registered on file in order to ensure the true identity of the parties. Each transaction is subject to verification by industry-leading proprietary monitoring algorithms to detect and eliminate fraudulent activities.

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

Internet Use and E-commerce in China

China's population of internet users was 500million in 2011, according to the state China Internet Network Information Center (CNNIC). According to Reuters, the number of Chinese using the internet to book travel, bank, and carry out other commerce grew by 68% year-over-year.

E-commerce activity in China has risen dramatically in the past couple of years. According to International Data Company (“IDC”), China's online shopping sales rose to $127 billion in 2011, an increase of 66% compared to 2010 and will reach an estimated $160 billion in 2011.

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

Since 2010, the Chinese government has spent efforts to step up stimulus of the domestic consumption market and expand imports. According to CHINA DAILY, China also plans to continue to boost domestic consumption as a priority in its 12th Five-Year Plan (2011-2015). Boosting domestic consumption is a key theme in the five year plan and is likely to improve the outlook for consumer markets. According to Credit Suisse, China’s household income is expected to rise to $9 trillion in 2015, up from $4 trillion in 2010.

COMPETITION

Our website operates in a rapidly growing consumer, retail, and e-commerce market across the PRC. According to Goldman Sachs, e-commerce sales in China could grow 275% over five years to reach an estimated $300 billion in 2015.

We compete against both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce, we believe our major competitors include the following:

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

Competitive Advantages and Disadvantages

Our e-commerce business model possesses a number of strategically significant strengths. Significant competitors such as Taobao and Paipai cater predominantly to consumer-to-consumer transactions. In contrast, we focus on the full range of consumer goods and services, from clothing and consumer electronics to household appliances and home furnishings, in a full business-to-consumer modality. We believe our sweepstakes and incentive programs are an unmatched innovation among China's competing e-commerce offerings. The group-buying dynamic programs harness results in an unusually low-cost and effective method of attracting consumers to the website. For manufacturers and distributors, the platform provides comprehensive retail channel benefits and geographical breadth while permitting autonomy and flexibility in how sellers fulfill and ship goods to consumers. By concentrating our development of core competencies on e-commerce technology, we avoid the overhead and operational difficulties of logistics and supply chains.

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

The establishment, approval, registered capital requirement, and day-to-day operational matters of wholly foreign-owned enterprises (“WFOE”), such as our PRC subsidiary, Arki Network Service, are regulated by the WFOE Law of the PRC effective in 1986, as amended in 2000, and the Implementation Rules of the WFOE Law of the PRC effective in 1990, as amended in 2001.

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

Establishment of WFOEs is generally permitted in encouraged industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. For example, sales and distribution of audio and video products are among the restricted categories, and only contractual joint ventures in which Chinese partners holding majority interests can engage in the distribution of audio and video products in China.

In addition, restricted category projects are also subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category.

Regulations Relating to Telecommunications Services

In September 2000, the State Council issued the Regulations on Telecommunications of China (“the Telecommunications Regulations”), to regulate telecommunications activities in China. The telecommunications industry in China is governed by a licensing system based on the classifications of the telecommunications services set forth under the Telecommunications Regulations.

The Ministry of Industry and Information Technology (“MIIT”) together with the provincial-level communications administrative bureaus, supervises and regulates the telecommunications industry in China. The Telecommunications Regulations divide the telecommunications services into two categories: infrastructure telecommunications services and value-added telecommunications services. The operation of value-added telecommunications services is subject to the examination, approval, and the granting of licenses by MIIT or the provincial-level communications administrative bureaus. According to the Catalogue of Classification of Telecommunications Businesses effective in April 2003, provision of information services through the internet, such as the operation of our website, is classified as value-added telecommunications services.

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

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business (“the Circular”), issued by the former Ministry of Information Industry (“MII”) in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain an internet content provider, or ICP, license to conduct any value-added telecommunications business in China. Under the Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring, or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites, or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, certain relevant assets, such as the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. The Circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. If an ICP license holder fails to comply with the requirements in the Circular and also fails to remedy such non-compliance within a specified period of time, MII or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP license. We believe Arki Network Service is in compliance with the Circular.

Regulations Relating to Internet Information Services and Content of Internet Information

In September 2000, the State Council issued the Administrative Measures on Internet Information Services (“the Internet Measures”), to regulate the provision of information services to online users through the internet. According to the Internet Measures, internet information services are divided into two categories: services of an operative nature and services of a non-operative nature. Our business conducted through our website involves operating internet information services, which requires us to obtain an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local branch of MII may levy fines, confiscate its income, or even block its website. Due to the PRC law restriction that foreign investors cannot hold more than a 50% equity interest in a value-added telecommunications services provider, we hold our ICP license through Arki Network Service. Arki Network Service currently holds an ICP license issued by Beijing Communications Administration, a local branch of MII. Our ICP license will expire in August 2015, and we will renew such license prior to its expiration date.

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

Regulations Relating to Privacy Protection

As an internet content provider, we are subject to regulations relating to protection of privacy. Under the Internet Measures, internet content providers are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes the lawful rights and interests of others. Internet content providers that violate the prohibition may face criminal charges or administrative sanctions by PRC security authorities. In addition, relevant authorities may suspend their services, revoke their licenses or temporarily suspend or close down their websites. Furthermore, under the Administration of Internet Bulletin Board Services issued by the MII in November 2000, internet content providers that provide electronic bulletin board services must keep users' personal information confidential and are prohibited from disclosing such personal information to any third party without the consent of the users, unless otherwise required by law. The regulation further authorizes relevant telecommunication authorities to order internet content providers to rectify any unauthorized disclosure. Internet content providers could be subject to legal liabilities if unauthorized disclosure causes damages or losses to internet users. However, the PRC government retains the power and authority to order internet content providers to provide the personal information of internet users if the users post any prohibited content or engage in illegal activities through the internet. We believe that we are currently in compliance with these regulations in all material aspects.

Regulations Relating to Taxation

In January 2008, the PRC Enterprise Income Tax Law (The “EIT” Law) took effect. The EIT applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the EIT Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the EIT Law, an enterprise established outside China with "de facto management bodies" within China is considered a "resident enterprise" for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as "resident enterprises" clarified that dividends and other income paid by such PRC "resident enterprises" will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC "resident enterprises" to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the EIT Law, a "de facto management body" is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or residence in the PRC: senior management personnel and departments that are responsible for daily production, operation, and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders' meetings; and half or more of the senior management or directors having voting rights.

Regulations Relating to Foreign Exchange

Pursuant to the Regulations on the Administration of Foreign Exchange issued by the State Council and effective in 1996, as amended in January 1997 and August 2008, current account transactions, such as sale or purchase of goods, are not subject to PRC governmental control or restrictions. Certain organizations in the PRC, including foreign-invested enterprises, may purchase, sell, and/or remit foreign currencies at certain banks authorized to conduct foreign exchange business upon providing valid commercial documents. Approval of the PRC State Administration of Foreign Exchange (“SAFE”), however, is required for capital account transactions.

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

In the PRC, workers dispatched by an employment agency are normally engaged in temporary, auxiliary, or substitute work. Pursuant to the PRC Labor Contract Law, an employment agency is the employer for workers dispatched by it and must perform an employer's obligations toward them. The employment contract between the employment agency and the dispatched workers, and the placement agreement between the employment agency and the company that receives the dispatched workers must be in writing. Also, the company that accepts the dispatched workers must bear joint and several liabilities for any violation of the Labor Contract Law by the employment agencies arising from their contracts with dispatched workers. An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, employees who have served an employer for more than one (1) year and less than ten years are entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer shall be compensated at three times their normal salaries for each waived vacation day.

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

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle(“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC's approval is not required for this offering given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network Service and Arki Beijing and between Arki Network Service and Arki Fuxin as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

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

EMPLOYEES

As of March 20, 2012, we had 43 full-time employees.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

ITEM 1A. RISK FACTORS.

RISKS RELATING TO OUR BUSINESS

GOING CONCERN

The Company incurred a net loss of approximately $2 million for the year ended December 31, 2011. The Company has a cash balance of $619,812 as of December 31, 2011. In 2011, the Company has financed its operations through loans from directors and officers. Amounts owed to related parties were $474,607 at December 31, 2011. There are no formal agreements between the Company and the directors and officers with respect to these loans. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company incurred substantial professional expenses as a result of becoming a public company in 2011. The Company plans to control its administrative expenses in the coming year as well as further develop its sales from its main business.

The Company incurred a net loss of approximately $2 million for the year ended December 31, 2011. The Company has a cash balance of $619,812 as of December 31, 2011. In 2011, the Company has financed its operations through loansfrom directors and officers . Amounts owed to related parties were $474,607 at December 31, 2011. There are no formal agreements between the Company and the directors and officers with respect to these loans and these related parties could demand repayment of their loans at any time. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company incurred substantial professional expenses as a result of becoming a public company in 2011. The Company plans to control its administrative expenses in the coming year as well as further develop its sales from its main business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We launched our e-commerce business and our online retailing platform and we acquired a majority interest in Beitun Trading, a meat distribution business, in 2010. As a result, we have a limited operating history with respect to these lines of business. Our limited operating history makes it difficult to evaluate our business. In addition, the limited performance history of our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales, and operating systems, procedures, and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

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

THE SHAREHOLDERS OF OUR AFFILIATED PRC ENTITY HAVE POTENTIAL CONFLICTS OF INTEREST WITH US, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Jianmin Gao and Fei Gao are father and son, respectively, and officers and directors of the Company. They are also the two (2) shareholders of our affiliated PRC entity, Arki Network Service, each holding 50% in such entity. Thus, conflicts of interest between their duties to the Company and their interests as the controlling shareholders of our affiliated PRC entity may arise. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. If we are unable to resolve any such conflicts, or if we significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

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

WE MAY INCUR LIABILITY FOR COUNTERFEIT PRODUCTS SOLD AT OUR WEBSITE.

Our website offers products from over 233 manufacturers and distributors across China and 56 manufacturers and distributors across US. Those manufacturers and distributors are separately responsible for sourcing the products they sell on our website. Although we have adopted measures to verify the authenticity of products sold on our website and minimize potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not always be successful. In the event that counterfeit or infringing products are sold on our website, we could face claims that we should be held liable for selling counterfeit products or infringing on others' intellectual property rights. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products. Moreover, regardless of whether we successfully defend against such claims, our reputation could be severely damaged. Successful claims of infringement of third-party intellectual property rights against us is a violation by the sellers of products and services on our website of agreements we have with such sellers, which automatically terminates such agreement, and any damages obtained against us may be deducted from sales by such sellers. Any of these events could have a material adverse effect on our business, results of operations, or financial condition.

WE MAY BE REQUIRED TO OBTAIN A PAYMENT SERVICE PERMIT

Pursuant to the "Measures for the Administration of Payment Services of Non-Financial Institutions" (the "Measures") promulgated by the People's Bank of China and effective on September 1, 2010, and its Detailed Implementation Rules effective on December 1, 2010, a Payment Business Permit is required for the non-financial institutions that serve as intermediary agencies between the payer and the beneficiary to provide partial or all of the monetary funds transfer services in the form of a) online payment; b) issuance and acceptance of prepaid cards; c) bill collection via bankcards; and d) other payment services determined by the People's Bank of China. In terms of online payment, it refers to an act of transferring money between the payer and the beneficiary through a public network or special network, including currency exchange, online payment, mobile phone payment, telephone payment, and digital TV payment. In addition, the Measures set forth certain conditions that an applicant for a Payment Business Permit must meet in terms of registered capital amount, qualifications of the main capital contributors and so on. Accordingly, we may be required to apply for a Payment Business Permit. Prior to receipt of a Payment Business Permit, we may not be able to provide money escrow services for our clients, which may impair our competitiveness and adversely affect our operation.

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

OUR SUCCESS MAY DEPEND IN PART ON OUR ABILITY TO MAKE SUCCESSFUL ACQUISITIONS.

As part of our business strategy, we may plan to expand our operations through strategic acquisitions in our current markets and in new markets. We cannot accurately predict the timing, size, and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

*	our ability to identify suitable acquisition candidates at acceptable prices;
*	our ability to successfully complete acquisitions of identified candidates;
*	our ability to compete effectively for available acquisition opportunities;
*	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;
*	diversion of management's attention to expansion efforts;

*	unanticipated costs and contingent liabilities associated with acquisitions;
*	failure of acquired businesses to achieve expected results;
*	our failure to retain key customers or personnel of acquired businesses; and
*	difficulties entering markets in which we have no or limited experience.

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

COSTS INCURRED BECAUSE WE ARE A PUBLIC COMPANY MAY AFFECT OUR PROFITABILITY

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

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Our members of management have no experience operating a public company. We may need to recruit, hire, train, and retain additional financial reporting, internal controls, and other personnel in order to develop and implement appropriate internal controls and reporting procedures both domestically and internationally. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may have material weaknesses reported in our independent accountant's attestation report on our internal control over financial reporting required by the Sarbanes-Oxley Act.

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

ANY UNPLANNED INTERRUPTION IN THE FUNCTIONING OF OUR NETWORK OR SERVICES COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS.

We conduct all of our e-commerce transactions through our website, and the proper functioning of our website is essential to our business. Our website is subject to unanticipated interruptions through failures of our software or network or virus attacks. The satisfactory performance, reliability, and availability of our website, our transaction-processing systems, and our network infrastructure are critical to our success and our ability to attract and retain customers. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment performance would reduce the volume of products and services sold and the attractiveness of offerings at our website. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control. There can be no assurance that such unexpected interruptions will not happen and occurrences could damage our reputation and result in a material decrease in our revenues.

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

WE FACE SIGNIFICANT COMPETITION, WHICH COULD REDUCE OUR MARKET SHARE AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

The internet market in the PRC is relatively new and rapidly evolving. Yet, the online retail environment in the PRC is intensely competitive, and we face competition from both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce.

We compete with our competitors in the PRC primarily on technological advancements, attractiveness of products and services, volume of traffic and users, quality of website and content, strategic relationships, quality of services, effectiveness of sales and marketing efforts, talented staff, and pricing. We believe our particular disadvantages are the limited time of our website’s presence in the marketplace and we must recruit and our needs to train experienced personnel. Over time, our competitors may gradually build certain competitive advantages over us in terms of greater brand recognition among internet users, better products and services, larger customer and vendor bases, more extensive and well-developed marketing and sales networks, and substantially greater financial and technical resources.

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

MIIT issued a circular in July 2006 requiring a foreign investor to set up a foreign-invested enterprise and obtain a value-added telecommunications business operating license, or VAT license, in order to conduct any value-added telecommunications business in China. Pursuant to this circular, a domestic VAT license holder is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local VAT license holder or its shareholder. The circular further requires each VAT license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. We believe Arki Network Service is in compliance with the Circular. Due to a lack of interpretations from the regulator, it is unclear what impact this circular will have on us or other similarly situated companies.

The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure is in violation of PRC laws and regulations. If our corporate and contractual structure is deemed by the MIIT to be illegal, either in whole or in part, we may have to modify such structure to comply with regulatory requirements. However, we cannot assure you that we can achieve this without material disruption to our business. Further, if our corporate and contractual structure is found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

*	revoking our business and operating licenses;
*	levying fines on us;
*	confiscating any of our income that they deem to be obtained through illegal operations;
*	shutting down a portion or all of our networks and servers;
*	discontinuing or restricting our operations in China;
*	requiring us to restructure our corporate and contractual structure;
*	restricting or prohibiting our use of the proceeds from future offering to finance our PRC affiliated entity business and operations; and
*	taking other regulatory or enforcement actions that could be harmful to our business.

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

OUR CONTRACTUAL ARRANGEMENTS WITH OUR AFFILIATED PRC ENTITY MAY RESULT IN ADVERSE TAX CONSEQUENCES TO US.

As a result of our corporate structure and the contractual arrangements between us and our affiliated PRC entity, we are effectively subject to the 5% PRC business tax on net revenues derived from our contractual arrangements with our affiliated PRC entity. We may be subject to adverse tax consequences if the PRC tax authorities were to determine that the contracts between us and our affiliated PRC entity were not on an arm's length basis and constitute a favorable transfer pricing arrangements. If this occurs, the PRC tax authorities could request that our affiliated PRC entity adjust its taxable income, if any, upward for PRC tax purposes. Such a pricing adjustment could adversely affect us by increasing our affiliated PRC entity's tax expenses without reducing our tax expenses, which could subject our affiliated PRC entity to late payment fees and other penalties for underpayment of taxes. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm's length principles. As a result, our contractual arrangements with our affiliated PRC entity may result in adverse tax consequences to us. As our affiliated PRC e-commerce entities suffered accumulated loss in 2011, they did not pay any PRC income tax in 2011. If its ecommerce segment generates net income in the future and the PRC tax authorities decide to make transfer pricing adjustments on its net income, our consolidated net income may be adversely affected.

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

THE PRC LEGAL SYSTEM EMBODIES UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO US.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing general economic and business matters. The overall effect of legislation since 1979 has been a significant enhancement of the protections afforded to various forms of foreign-invested enterprises in China. Our PRC subsidiaries - America Pine Beijing, Arki Beijing, Arki Fuxin, and Beitun Trading - are WFOEs; a WFOE is an enterprise incorporated in China and capitalized by foreign funds. Our PRC subsidiaries are subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to WFOEs in particular. These laws, regulations, and legal requirements, however, are constantly changing, and their interpretation and enforcement involve uncertainties, which could limit the legal protections available to us. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the internet, including the promulgation of new laws, changes to existing laws, or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Furthermore, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

REGULATIONS RELATING TO OFFSHORE INVESTMENT ACTIVITIES BY PRC RESIDENTS MAY SUBJECT OUR STOCKHOLDERS TO FINES AND LEGAL SANCTIONS AND MAY ADVERSELY AFFECT OUR BUSINESS.

The PRC State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005 (the SAFE notice), requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." SAFE has further issued a series of implementation guidance, including the most recent Notice of SAFE on Printing and Distributing the Rules for the Implementation of the Operating Procedure of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, which has come into effect as of July 1, 2011. These regulations require PRC residents deemed by SAFE to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose companies. In addition, PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Further, PRC residents are required to file amendments to their registrations with the local SAFE branch if their special purpose companies undergo material events involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions, or long-term equity or debt investments. We have urged our beneficial owners that are PRC residents to complete their registration with local SAFE branch as required under the SAFE notice in connection with the transactions contemplated by the Merger Agreement, but cannot assure you that they have completed such registrations at the time of filing. The failure of these beneficial owners to timely complete their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our WFOEs, limit our WFOEs' ability to distribute dividends to us or the offshore entities set up by our beneficial owners, or otherwise materially and adversely affect our business.

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

FLUCTUATION IN THE VALUE OF THE RENMINBI MAY REDUCE THE VALUE OF YOUR INVESTMENT

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

RISK RELATING TO OUR SECURITIES

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS, AND NO CASH DIVIDENDS ARE EXPECTED TO BE PAID IN THE FORESEEABLE FUTURE

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

IF AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, WE EXPECT TO EXPERIENCE VOLATILITY IN THE PRICE OF OUR COMMON STOCK, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO OUR STOCKHOLDERS IF THEY ARE UNABLE TO SELL THEIR SHARESAT OR ABOVE THEIR PURCHASE PRICE.

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

Our principal stockholders are Jianmin Gao, our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, Lingling Zhang, our Corporate Secretary and a member of the Board, and Fei Gao, our Chief Operating Officer and a member of the Board. These principal stockholders own approximately 67% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert control over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of our board of directors will generally be within the control of these stockholders. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders may discourage a potential acquirer from seeking to acquire shares of our common stock that, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. PROPERTIES.

Our current principal executive offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
35 North Lake Avenue, Suite 280 Pasadena, CA 91101	Company headquarters	1,252	November 30, 2012

No. 3B & 5, Floor 25, Unit 2503 No. 77, Jianguo Road Chaoyang District, Beijing People's Republic of China	PRC operations headquarter Arki Beijing's office	7,065	October 20, 2013

The minimum future commitments under lease agreements payable as of December 31, 2011 are as follows:

Year	Amount
2012	$473,317
2013	$370,900
Total of 2012 and 2013	$844,217

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares were approved for quotation on the OTCBB under the symbol MNDM on April 1, 2010. As a result of the Merger, our symbol was changed to CCGN on February 25, 2011. There was no trading of our shares prior to the Merger. Since the Merger, there has been very limited trading of our shares.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2011	High	Low
First Quarter*	$4.00	$3.00
Second Quarter	$4.20	$1.20
Third Quarter	$1.90	$1.90
Fourth Quarter	$6.00	$1.90

Fiscal Year 2010*	High	Low
First Quarter	$0	$0
Second Quarter	$0	$0
Third Quarter	$0	$0
Fourth Quarter	$0	$0

*	We have been unable to locate any quotations for our common stock prior to March 11, 2011.

Holders of Our Common Stock

As of March 27, 2012, we had 6,580 shareholders of record our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC is required to set aside at least 10% of its after-tax profit (determined in accordance with PRC accounting standards) each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC Operating Entities for our funds and PRC regulations (described above) may limit the amount of funds distributable to us from our PRC Operating Entities, which will affect our ability to declare any dividends.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to any person.

Securities authorized for issuance under equity compensation plans

As of the date of this Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer must meet one of the following requirements: (i) net tangible assets must exceed $3,000,000 if the issuer has been in continuous operation for at least three years; or (ii) net tangible assets must exceed $5,000,000 if the issuer has been in operation for less than three years, or (iii) the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

ITEM 6. SELECTED FINANCIAL DATA.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal year ended December 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Consumer Capital Group Inc. ("we", "us", "our," or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

On February 4, 2011, the Company acquired Consumer Capital Group, Inc., a California corporation ("CCG California"), a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a reverse merger transaction (the "Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation ("CCG Delaware"), CCG California, and Scott D. Bengfort.

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

In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director, and designees of CCG California were appointed as new directors of the Company. These new directors took office, and appointed new officers of the Company promptly following the closing of the Merger.

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result of the Merger, CCG California became our wholly-owned subsidiary, and CCG’s California subsidiaries, including America Pine (Beijing) Bio-Tech, Inc., a People's Republic of China ("PRC") corporation; Arki (Beijing) E-Commerce Technology Corp., a PRC corporation; Beijing Beitun Trading Co., Ltd., a PRC corporation; and America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (together, the "PRC Subsidiaries"), became Mondas’s indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with America Arki Network Service Beijing Co., Ltd. ("Arki Network Service"), a PRC limited liability company, which is under common control and 100% owned by two of CCG California's former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the "CCG Group."

On January 7, 2011, the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger. On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist. Our current principal offices are located at 35 North Lake Avenue, Suite 280, Pasadena, CA 91101. Our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") is CCGN.

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are conducted in the PRC.

Lines of Business

We have two operating segments, our e-commerce segment and our distribution segment.

E-Commerce Segment

The Company, through Arki (Beijing) E-Commerce Technology Corp., is primarily engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com.  The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors, who promote and sell products and services directly to consumers in the PRC, at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members.  Our website also provides access to certain Western products that are generally unavailable in the PRC, for examples, handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France. In 2011 net revenues derived from our e-commerce business declined by approximately 82% to $2,155,027.

Distribution Segment

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading, a PRC trade and distribution company, which engages in wholesale distribution and import/export of various food and meat products. Through Beitun Trading, we also operate a meat distribution business in the PRC. Net revenues derived from our distribution business were $5,628,692 and $384,053 for the years ended December 31, 2011 and 2010, respectively. The increase is due to our acquisition of Beitun Trading, a meat distribution business on November 29, 2010.

Other Activities

The Company cooperates with a Chinese bank named Fuxin bank in China to issue cobranded debit cards.  The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com.  Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.   For the year ended December 31, 2011, no revenue from this business model has been realized. The Company has signed dealer agreements with large companies like China Unionpay during the year ended December 31, 2011. China Unionpay is the only card management company like Visa and Master Card in China. It has installed millions of POS machines all over China. The Company believes that with the cooperation of China Unionpay and other dealers, the Company will be able to rapidly develop its vendor system. The Company believes that the debit card business will grow to generate revenue and become the Company’s main business in 2012. No revenues were generated from this line of business in 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements under the Financial Statements section “Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

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

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our vendors and titles are passed to the customers.  Revenues are recorded net of sales and consumption taxes.  We periodically provide incentive offers to our customers to encourage purchases.  For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers.  Current discount offers and inducement offers are presented as net amounts in "Net revenues."  The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods.  Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $113,403 and $125,455 as of December 31, 2011 and December 31, 2010, respectively. In addition, in 2010 we recognized $301,462 as contra revenue on a "net" basis in connection with promotional activities. The promotional activities were terminated and no promotional expenses were incurred in 2011.

DISTRIBUTION REVENUE RECOGNITION

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers.  Return allowances, which reduce product revenue, are estimated by using historical experience.  Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are limited to customers residing in China.  Customers may earn reward points by purchasing products and services from the Company.  Points are earned based on the amounts and types of merchandise and services purchased.  Customers residing in China may redeem the reward points for drawings in the Company's daily “Lucky Drawing” for chances to win cash prizes.  In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months.  The membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website.  The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2011 and 2010 were $1,123,655 and $7,919,649, respectively

COST OF SALES

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value.  The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer's payment history and creditworthiness.  An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable.  Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the years ended December 31, 2011 and 2010 was zero, and there was no allowance for doubtful accounts for accounts receivable at December 31, 2011 and 2010.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market.  This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category.

SHARE-BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation, to account for its service providers' share-based payments. Common stock of the Company was issued to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors' communications and public relations.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model.  The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date.  To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $399,800 and $33,267 for the years ended December 31, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ended as of December 31, 2011 and December 31, 2010.

	2011		2010
	E-commerce	Distribution	E-commerce	Distribution
Revenues, net	$2,155,027	5,628,692	$11,668,827	$384,053
Selling Expenses	$1,845,979	$48,954	$8,861,028	$257
General and Administrative Expenses	$2,530,872	$7,727	$1,311,593	$5,054
Total Operating Expenses	$4,376,851	$56,681	$10,172,621	$5,311

(A) REVENUES

E-commerce Business

Net revenues derived from our e-commerce business were $2,155,027 and $11,668,827 for the years ended December 31, 2011 and 2010, respectively, a decrease of $9,513,800 or 81.53%.  The Company began its principal operations during 2010 with the launch of the e-commerce website.  The decrease is the result of our failure to continue to attract more members and grow our membership base, as well as our failure to achieve repeat purchases from our existing customers. Such decrease is caused by competition from our competitors, change of our key personnel in our internet sales team, and less attractive promotions. The Company is focused on developing a broader sales network in order to attract more customers.

Distribution Business

Net revenues derived from our distribution business were $5,628,692 and $384,053 for the years ended December 31, 2011 and 2010, respectively.  The increase is due to our acquisition of Beitun Trading, a meat distribution business on November 29, 2010.

Cost of sales associated with distribution was $5,564,088 and $378,569 for the years ended December 31, 2011 and 2010, respectively, an increase of $5,185,519 or 1,369.77%.  Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies.  The increase is due to our acquisition of Beitun Trading on November 29, 2010.

(B) TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and general and administrative expenses.  Total operating expenses were $4,433,532 and $10,177,932 for the years ended December 31, 2011 and 2010, respectively, a decrease of $5,744,401, or 56.44%.  The decrease is due to a significant decrease of selling expenses.

Selling Expenses

Total selling expenses were $1,894,933 and $8,861,285 for the years ended December 31, 2011 and 2010, respectively, a decrease of $6,966,353, or 78.62%.  The decrease was primarily due to decreased commissions caused by decreased sales generated from the e-commerce business and cancellation of the promotional program. Selling expenses for the e-commerce business were $1,845,979 and $8,861,028 for the years ended December 31, 2011 and 2010, respectively. However, selling expenses for the distribution business increased from $257 for the year ended December 31, 2010 to $48,954 for the same period of 2011. This increase was mainly due to the fact that the Company acquired Beitun Trading, a meat distribution business on November 29, 2010.

Total general and administrative expenses were $2,538,599 and $1,316,647 for the years ended December 31, 2011 and 2010, respectively, an increase of $1,221,952, or 92.81%.  The increase was primarily due to increased professional expenses including legal and accounting expenses as a result of being a public company since February 2011. General and administrative expenses for the e-commerce business amounted to $2,530,872 and $1,311,593 for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses for the distribution business amounted to $7,727 and $5,054 for the years ended December 31, 2011 and 2010, respectively. Stock compensation expenses amounted to $399,800 and $33,267 for the years ended December 31, 2011 and 2010, respectively. The increase is due to the fact that the Company issued more shares of stock as compensation to its service provider during 2011 and the market value for such shares was higher in 2011 compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $619,812 as of December 31, 2011, compared to $3,015,219 as of December 31, 2010, a decrease of $2,395,407 or 79%. The decrease was mainly due to decreased sales from our e-commerce business. Our restricted cash was $827,000 as of December 31, 2011, compared to zero for the same period of 2010. The increase in our restricted cash is due to an escrow deposit of $827,000 from an unrelated party in December 2011. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012. We had net working capital of $166,442 at December 31, 2011, compared to $1,919,816 at December 31, 2010, a decrease of $1,753,374. The decrease was mainly due to a decrease in cash and cash equivalent and an increase in accounts payable during 2011.

Cash flow information is as follows:

	Years ended December 31,
	2011	2010
Operating activities	$(2,748,043)	$1,486,934
Investing activities	$(107,843)	$(38,624)
Financing activities	$343,936	$1,184,984

Cash used in operating activities was $2,748,043 for the year ended December 31, 2011, compared to cash provided by operating activities of $1,486,934 for the same period of 2010. Cash used in operating activities increased significantly during the period primarily due to the increased loss from operations, more payments made for tax payable and accrued liabilities, and additional expenditures for the acquisition of inventory for its distribution business acquired on November 29, 2010, offset by an increased other payable and stock compensation expenses, compared to the same period of 2010.

Cash used in investing activities was $107,843 for the year ended December 31, 2011, compared to $38,624 for the same period of 2010. The increase was due to the facts that we invested more in leasehold improvements and office equipment during the year ended December 31, 2011 compared to the same period of 2010.

Cash provided by financing activities was $343,936 for the year ended December 31, 2011, compared to $1,184,984 provided by financing activities for the same period of 2010. The Company raised $1.5 million in fiscal 2010 through the sale of shares of its common stock. No financing transactions occurred during 2011.

CAPITAL RESOURCES

At December 31, 2011, cash and cash equivalents totaled $619,812. Although cash flows from operations during 2011 were negative, we were able to finance our operations with cash balances carried over from December 31, 2010.  During 2011, the Company relied on loans of $223,952 from Jack Gao, our director and officer and $250,667 from a stockholder and director and officer of Beitun Wei Guo.

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

 (A) LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expires on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility (including related common area maintenance charges) totaled $30,804 for the year ended December 31, 2011.

In China, on June 7, 2010 Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a lease agreement for its facility located in the Beijing Chaoyang District. The lease expires on May 30, 2012. Our full service gross monthly rental rate is $3,400. Rent expense for this facility (including related common area maintenance charges) totaled $40,800 for the year ended December 31, 2011.

On October 21, 2010, Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center.  The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses (including related common area maintenance charges) totaled $375,264 for the year ended December 31, 2011. This lease expires on October 20, 2013.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses (including related common area maintenance charges) totaled $62,590 for the year ended December 31, 2011. This lease expires on October 20, 2013.

Total future minimum rental lease commitments as of December 31, 2011 are as follows:

2012	$473,317
2013	370,900
Total	$844,217

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements of Consumer Capital Group Inc. as of December 31, 2011 and 2010 are appended to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2011, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Prior to the Merger, Scott D. Bengfort was the Company's sole officer and director. In connection with the Merger and promptly following the closing of the Merger, Jianmin Gao, Hui Chen, Lingling Zhang, Fei Gao, and Dong Yao were appointed as members of our board of directors, and Scott D. Bengfort resigned as the sole member of our board of directors. Hui Chen resigned from our board in August 2011.

OUR BOARD OF DIRECTORS

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jianmin ("Jack") Gao	58	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	2011
Lingling Zhang	51	Corporate Secretary, Director	2011
Fei Gao	31	Chief Operating Officer, Director	2011
Dong Yao	33	Director	2011

BUSINESS EXPERIENCE DESCRIPTIONS

Set forth below is a summary of our executive officers' and directors' business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

JIANMIN ("JACK") GAO, 58, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master's degree in Finance from Tsinghua University in 2002.

HUI ("PETER") CHEN, Vice President and Director. Concurrent to his position with the Company, Mr. Chen was also the Vice President and a director of CCG, and he was the Managing Director of Beijing Hanrong Capital Management Ltd. He has held positions with CCG since January 8, 2011, and he has held a position with Beijing Hanrong Capital Management since November 2008. From October 2005to September 2008, Mr. Chen was the Chief Executive Officer of Beijing You Ai Xun Tech Ltd., which was founded by him. Mr. Chen graduated from Jiangsu Changzhou Industrial Technology University with a B.A. in accounting and from Stockholm University in Sweden with a Masters degree in business. Hui Chen resigned in August, 2011.

LINGLING ZHANG, 51, Corporate Secretary and Director. Ms. Zhang is a co-founder of our holding company, CCG. In addition to her positions with the Company, Ms. Zhang has been serving as the Corporate Secretary and a Director of CCG since it was founded in 2009. From 2007 to 2009, she was the President and Secretary of America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.). From 2005 to 2007, Ms. Zhang worked at Mei Ya Securities as an analyst. Ms. Zhang graduated from the Business Management University of Heibei Province with a degree in business administration.

FEI GAO, 31, Chief Operating Officer and Director. Mr. Gao is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Masters of Business Administration from Tsinghua University in 2007.

DONG YAO, 33, Director. Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. From 2008 to 2010, Mr. Yao was the Network Director of Beichen Tianjin, a network technology company. From 2007 to 2008, he was the manager of the Technology Department at Beichen Tianjin. From 2005 to 2007, he was the Network Director at TianJian Technology Company.

OUR EXECUTIVE OFFICERS

Jianmin Gao currently serves as both our Chief Executive Officer and Chief Financial Officer.

FAMILY RELATIONSHIPS

Jianmin Gao is the husband of Lingling Zhang, Lingling Zhang is the wife of Jianmin Gao, Jianmin Gao is the father of Fei Gao, and Fei Gao is the son of Jianmin Gao.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

*	None of our directors or executive officers has, during the past ten years: Had any petition under the federal bankruptcy laws or any state
*	insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
*	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

*	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)	Engaging in any type of business practice; or
(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

*	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;
*	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;
*	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
*	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i)	Any federal or state securities or commodities law or regulation;
(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
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

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

As of December 31, 2011, our board of directors has not established an audit committee, compensation committee, or nominating committee. The functions ordinarily handled by these committees were handled by our entire board of directors. Our board of directors intends to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

None of the members of our board of directors is independent in accordance with the definitions and criteria applicable under NASDAQ rules.

CODE OF ETHICS

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTVE OFFICER COMPENSATION

The following is a summary of the compensation we paid to the Chief Executive Officer for the fiscal years ended December 31, 2011 and 2010. This includes all compensation, including any compensation paid to the officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2010 or 2011.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jianmin Gao Chief Executive Officer	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

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

OPTION PLAN

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2011.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

There were no stock options exercised during the fiscal year ended December 31, 2011, by the executive officer named in the Executive Compensation Table.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS TABLE

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, and the address of each listed stockholder is c/o Consumer Capital Group Inc.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Jianmin Gao	9,106.439	48%
Lingling Zhang	1,365,965	7%
Fei Gao	2,276,609	12%

Directors and Executive Officers

Jianmin Gao	9,106.439	48%
Lingling Zhang	1,365,965	7%
Fei Gao	2,276,609	12%

All directors and executive officers (3 persons)	12,749,013	67%

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2012. As of March 30, 2012, there were 19,068,889 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the ownership of our securities, and except as set forth below, none of directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

RELATED PARTY TRANSACTIONS OF THE COMPANY

The Company had the following related party balances at December 31, 2011 and 2010:

Transaction with Scott D. Bengfort In Connection With the Merger

On February 4, 2011, the Company acquired Consumer Capital Group, Inc., a California corporation ("CCG California"), a consumer e-commerce business with operations in the People's Republic of China ("PRC") in a reverse merger transaction (the "Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, the Company's wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation ("CCG Delaware"), CCG California, and Scott D. Bengfort.

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

In connection with the closing, Mr. Bengfort resigned as the Company's sole officer and director. Prior to the Merger on February 4, 2011, Scott D. Bengfort was our sole officer/director. We were operating out of the premises of Mr. Bengfort on a rent-free basis for administrative purposes. There was no written agreement or other material terms or arrangements relating to said arrangement. Since January 1, 2009, Scott D. Bengfort loaned the Company an aggregate $13,000 to maintain the positive cash flow needed to pay for the Company's operating expenses. There were no formal commitments or arrangements with Mr. Bengfort relating to these loans, and there are no terms regarding repayment of any loan or capital contribution. This loan was repaid as of the closing of the Merger.

Transactions with Jianmin Gao (Mr. Gao), Fei Gao, Wei Guo, and Lingling Zhang

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Loan from Mr. Jack Gao	$223,930	$51,425
Loan from Ms. Wei Guo	250,677	204,774
Total related party payables	-	256,199
Loan to Mr. Jack Gao	-	125,528
Total related party, net	$474,607	$130,671

Prior to the Merger, CCG loaned Mr. Gao $33,911 during the year ended December 31, 2010. This loan was paid off in 2011. This loan was non-interest bearing and had no maturity date.

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

The related party payables and receivables are non-interest bearing and have no specified maturity date.  Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtains these payables for funding operation purposes when the Company or one of the subsidiaries is short of cash resources. For the year ended December 31, 2011, the Company borrowed approximately $650,856 from Mr. Jack Gao and made payments of approximately $352,823 back to him. The written description of the oral loan agreement between Jianmin Gao and the Company is attached hereto as Exhibit 10.31 to this annual report.For the year ended December 31, 2011, the Company borrowed approximately $2,871,000 from Ms. Wei Guo and made payments of approximately $2,825,097 back to her. The written description of the oral loan agreement between Ms. Wei Guo and Beitun Trading is attached as Exhibit 10.29 to this annual report.

On July 1, 2011, the Company entered into an agreement with Capitalco Corporation (“Capitalco”), a company previously owned by Lingling Zhang, the wife of Mr. Gao. Pursuant to the agreement, the Company pays Capitalco a commission for each customer referred by Capitalco to the Company’s US online store. Ms. Lingling Zhang sold all her shares in Capitalco in August, 2011. Though the agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold Capitalco, in reality, there was no more business between Capitalco and the Company since October 2011. For the year ended December 31, 2011, the Company paid Capitalco commissions in the aggregate amount of $162,404. The summary of the Co-operative agreement between Capital Corporation and Consumer Capital Group is attached as Exhibit 10.30 to this Report.

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

AUDIT FEES

The aggregate fees billed by Seale and Beers for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q were $1,750 for the six months ended December 31, 2011 and $1,500 for the six months ended December 31, 2009. Anton & Chia was not engaged as the Company's independent registered public accounting firm until February 4, 2011, and therefore there were no fees billed by Anton & Chia during the year ended December 31 2010. The aggregate fees billed by Anton & Chia for professional services rendered for the audit and review of our consolidated financial statements and for the 8-K filed in February 2011 were $264,116 during the year ended December 31, 2011.

AUDIT-RELATED FEES

There were no fees billed by Seale and Beers or by Anton & Chia for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during the two years ended December 31, 2011 and 2010.

TAX FEES

The were no fees billed by Seale and Beers or by Anton & Chia for professional services for tax compliance, tax advice, and tax planning during the two years ended December 31, 2011 and 2010.

ALL OTHER FEES

There were no fees billed by Seale and Beers or by Anton & Chia for other products and services for fiscal years ended December 31, 2011 and 2010.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

2.1	Agreement and Plan of Merger(1)
3.1	Certificfate of Incorporation(2)
3.2	Bylaws(2)
3.1	Certificate of Ownership(6)
10.1	Loan Agreement (1)
10.2	Power of Attorney (1)
10.3	Share Pledge Agreement (1)
10.4	Exclusive Option Agreement (1)
10.5	Loan Agreement (1)
10.6	Power of Attorney (1)
10.7	Share Pledge Agreement (1)
10.8	Exclusive Option Agreement (1)
10.9	Exclusive Business Cooperation Agreement (1)
10.10	Standard Sublease Multi-Tenant Agreement (1)
10.11	Lease Contract between Beijing Guohua Real Estate Co. Ltd. And Arki (Beijing) E-Commerce Technology Co. Ltd. (1)
10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(2)
10.13	Loan Agreement (1)
10.14	Agreement of Fuxin Bank & Amercia Arki Network Management Fuxin Co., Ltd. (1)
10.15	Assignment and Assumption Agreement (1)
10.16	Release Agreement (1)
10.17	Indemnification Agreement (1)
10.18	Employment Contract (Fixed Term) (1)
10.19	Employment Contract (Fixed Term) (1)
10.20	Loan Agreement (1)
10.21	Power of Attorney (1)
10.22	Share Pledge Agreement (1)
10.23	Exclusive Option Agreement (1)
10.24	Loan Agreement (1)
10.25	Power of Attorney (1)
10.26	Share Pledge Agreement (1)
10.27	Exclusive Option Agreement (1)
10.28	Exclusive Business Cooperation Agreement (1)
10.29	Written Description of Oral Loan Agreement between Ms. Wei Guo and Beitun Trading Co. Ltd.
10.30	Summary of Co-operative Agreement between Capitalco Corporation and Consumer Capital Group
16.1	Letter from Accountants(1)
16.1	Letter from Seale and Beers(4)
16.1	Letter from Former Accountant(5)
16.1	Letter from Accountants(7)
21.1	List of Subsidiaries
99.1	America Pine Bio-Tech, Inc. and Subsidiaries Consolidated Financial Statements December 31, 2009 and 2008(1)
99.2	Consumer Capital Group, Inc. and Subsidiaries Consolidated Financial Statements September 30, 2010(1)
99.1	Audited Financial Statements of Consumer Capital Group, Inc. as of December 21, 2010 and 2009(3)
23.1	Consent of Seale and Beers, CPA's dated March 31, 2011 (2)
31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 10, 2011
(2)	Incorporated by reference to the exhibits to the Company's registration statement on S-1 Filed on July 15, 2008.

(2)	Incorporated by reference to the exhibits to our transition report on Form 10-K filed with the SEC on March 31, 2011.
(3)	Incorporated by reference to the exhibit to our current report on Form 8-K/A filed with the SEC on March 31, 2011.
(4)	Incorporated by reference to the exhibits to our current report on Form 8-K/A filed with the SEC on April 4, 2011.
(5)	Incorporated by reference to the exhibits to our current report on Form 8-K/A filed with the SEC on February 16, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 25, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K/A filed with the SEC on March 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	CONSUMER CAPITAL GROUP, INC.

By: /s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	March 30, 2012
Jianmin Gao	Chief Executive Officer,
And Chief Financial Officer

/s/ Lingling Zhang	Corporate Secretary and	March 30, 2012
Lingling Zhang	Director

/s/ Fei Gao	Chief Operating Officer	March 30, 2012
Fei Gao	and Director

/s/ Dong Yao	Director	March 30, 2012
Dong Yao

CONSUMER CAPITAL GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Consumer Capital Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumer Capital Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations of $2,106,457 for the year ended December 31, 2011 and an accumulated deficit of $2,081,716 at December 31, 2011. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations due to significantly lower sales demand of its online products and high operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, which are further described in Note 2, are to borrow funds from its directors and officers. There are no guarantees this source of funds will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Anton & Chia, LLP

Newport Beach, California
March 30, 2011

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Cash & cash equivalents	$619,812	$3,015,219
Restricted cash	827,000	-
Accounts receivable	214,744	306,935
Inventories	1,167,447	334,972
Prepaid expenses	336,144	259,272
Other receivables	30,037	64,512
Related party receivable	-	125,528
Total current assets	3,195,184	4,106,438

Property and equipment, net	100,978	47,644
Other assets	580,395	258,285
Total noncurrent assets	681,373	305,929

Total assets	$3,876,557	$4,412,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,344,866	$531,729
Accrued liabilities	24,827	759,983
Deferred revenue	113,403	125,455
Taxes payable	40,814	494,057
Other payables	1,030,224	19,199
Related party payables	474,607	256,199
Total current liabilities	3,028,741	2,186,622

Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,068,889 and 17,777,777 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	$1,907	$1,778
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,253,354
Noncontrolling interest in subsidiary	4,240	1,039
Accumulated other comprehensive income	80,901	78,775
Accumulated earnings (deficit)	(2,081,716)	21,540
Total stockholders' equity	847,816	2,225,745

Total liabilities and stockholders' equity	$3,876,557	$4,412,367

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2011	2010

Net revenues - ecommerce	$2,155,027	$11,668,827
Net revenues - distribution	5,628,692	384,053
Total revenue	7,783,719	12,052,880
Cost of sales - distribution	5,564,088	378,569
Gross profit	2,219,631	11,674,311

Operating expenses:
Selling expenses	1,894,933	8,861,285
General & administrative expenses	2,538,599	1,316,647
Total operating expenses	4,433,532	10,177,932

Operating income (loss)	(2,213,901)	1,496,379

Other income	112,699	-
Other (expense)	-	(535)
Total other income (expense)	112,699	(535)

Income (loss) before taxes	(2,101,202)	1,495,844

Provision for income taxes	2,054	678,827

Net income (loss)	(2,103,256)	817,017
Net income attributable to noncontrolling interest	3,201	69
Net income (loss) attributable to Consumer Capital Group, Inc.	$(2,106,457)	$816,948

Income (loss) per share - basic and diluted	$(0.11)	$0.06

Weighted average number of common shares outstanding - basic and diluted (2)	18,575,342	14,372,746

Net income (loss)	$(2,103,256)	$817,017
Other comprehensive income (loss)
Foreign currency translation adjustment	2,126	69,967

Net comprehensive income (loss)	$(2,101,130)	$886,984

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Discount on Common	Subscription	Additional Paid-In	Noncontrolling	Accumulated Other Comprehensive	Accumulated Earnings
	Shares	Amount	Stock	Receivable	Capital	Interest	Income	(Deficit)	Total

Balance at December 31, 2009	12,769,791	$1,277	$(104,457)	$(19,448)	$756,973	$-	$8,808	$(795,408)	$(152,255)

Common stock issued for sales incentive	1,372,623	137	-	-	301,325	-	-	-	301,462

Common stock issued to unrelated investors for cash	50,768	5	-	-	551,249	-	-	-	551,254

Common stock issued to management and related parties at a discount	2,628,419	263	(26,284)	-	26,221	-	-	-	200

Common stock issued to service providers	910,644	91	-	-	199,909	-	-	-	200,000

Cash payment for stock subscription	-	-	-	19,448	407,682	-	-	-	427,130

Common stock issued for investment in joint venture	45,532	5	-	-	9,995	-	-	-	10,000

Noncontrolling interest in subsidiary	-	-	-	-	-	970	-	-	970

Foreign currency translation	-	-	-	-	-	-	69,967	-	69,967

Net income	-	-	-	-	-	69	-	816,948	817,017

Balance at December 31, 2010	17,777,777	1,778	(130,741)	-	2,253,354	1,039	78,775	21,540	2,225,745

Recapitalization on February 4, 2011	1,111,111	111	-	-	(111)	-	-	-	-

Noncontrolling interest in subsidiary	-	-	-	-	-	326	-	-	326

Common stock issued to service providers	180,000	18	-	-	719,982	-	-		720,000

Foreign currency translation	-	-	-	-	-	-	2,126	-	2,126

Net loss	-	-	-	-	-	2,875	-	(2,103,256)	(2, 100, 381)

Balance at December 31, 2011	19,068,889	$1,907	$(130,741)	$-	$2,973,225	$4,240	$80,901	$(2,081,716)	$847,816

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended December 31

	2011	2010
Operating Activities
Net income (loss)	$(2,103,256)	$817,017
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation expense	57,892	6,744
Common stock issued to service providers	819,800	-
Change in operating assets and liabilities:
Accounts receivable	104,879	(299,443)

Other assets	(317,590)	(251,924)
Other receivables	(29,603)	(62,495)
Inventories	(793,966)	(326,772)
Prepaid expenses	(168,658)	(245,181)
Accounts payable	770,344	518,633
Accrued liabilities	(784,435)	686,992
Deferred revenue	(17,916)	122,365
Taxes payable	(465,460)	481,789
Other payables	179,926	6,712

Cash flows provided by (used in) operating activities	(2,748,043)	1,486,934

Investing Activities
Acquisition of property and equipment	(107,843)	(38,624)
Cash flows used in investing activities	(107,843)	(38,624)

Financing Activities
Proceeds from issuing common stock	-	1,421,914
Cash held in escrow on behalf of unrelated party	-	-
Short term borrowing	-	(243,940)
Proceeds from related parties	3,521,856	129,446
Payments to related parties	(3,177,920)	(122,436)
Cash flows provided by (used in) financing activities	343,936	1,184,984

Effect of exchange rate on cash and cash equivalents	116,543	115,829

Change in cash and cash equivalent during period	(2,395,407)	2,749,123

Cash and cash equivalents at beginning of period	3,015,219	266,096

Cash and cash equivalents at end of period	$619,812	$3,015,219

Supplemental disclosure of non-cash financing activity:
Common stock issued for member incentives	$-	$301,462
Common stock issued to service providers	$819,800	$33,267
Common stock issued for the investment in the consolidated joint venture	$-	$10,000

Supplemental disclosure of cash flow information
Income taxes paid	$2,054	$678,827

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. ("CCG" or the "Company") was incorporated in Delaware on April 25, 2008. The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity ("Affiliated PRC Entity") that is controlled through contractual arrangements.  On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. and 100% of its stock rights of America Pine (Beijing) Bio-Tech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”).

On February 4, 2011, pursuant to a Plan and Agreement of Merger by and among Mondas Minerals Corp., its wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort, Mondas Minerals Corp. merged its wholly-owned subsidiary CCG Delaware into CCG California, with CCG California surviving and CCG Delaware ceasing to exist. On February 7, 2011, the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger.  On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to a Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist.  Unless the context specifies otherwise, references to the "Company" refers to CCG California prior to the Merger and the Company, its subsidiaries and Affiliated PRC Entity combined after the Merger. The Company is principally engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com, which provides a variety of manufacturers and distributors a platform to promote and sell products and services directly to consumers. The Company's principal operations and geographic markets are in the People's Republic of China ("PRC").

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

Immediately prior to the Merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the Merger, Mondas Minerals issued 17,777,777 shares of its common stock in exchange for the issued and outstanding shares of common stock of Subsidiary. Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company's common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company's common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

Details of the Company's wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2011 are as follows:

			Percentage of
	Date of	Place of	Ownership by		Principal
Company	Establishment	Establishment	the Company		Activities

Consumer Capital Group Inc. ("CCG California")	October 14, 2009	California USA	100%		US holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the US e-commerce operations

Arki Beijing E-commerce Technology Corp. ("Arki Beijing")	March 6, 2008	PRC	100	% (2)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the "consumer market network". Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. ("America Pine Beijing")	March 21, 2007	PRC	100	% (2)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for the Company’s e-commerce business

America Arki Fuxin Network Management Co. Ltd. ("Arki Fuxin")	November 26, 2010	PRC	100	% (2)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the "consumer market network"

Beijing Beitun Trading Co. Ltd. ("Beitun")	November 29, 2010	PRC	51	% (2)(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company

America Arki Network Service Beijing Co. Ltd. ("Arki Network contractual Service" and "Affiliated PRC Entity")	November 26, 2010	PRC	0	%(2)(2)(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

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

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. As of December 31, 2011, the Company, through Fuxin bank has issued over 600,000 cards and there are about 5,300 participating vendors. For the year ended December 31, 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

BEITUN

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established in April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a net loss of approximately $2 million for the year ended December 31, 2011. The Company has a cash balance of $619,812 as of December 31, 2011. In 2011, the Company financed its operations through borrowings from directors and officers. Payables to related parties amounted to $474,607 as of December 31, 2011. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company incurred substantial professional expenses as a result of becoming a public company in 2011. The Company plans to control its administrative expenses in the coming year as well as further develop its sales from its main business.

REVERSE MERGER ACCOUNTING

Since former CCG California security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Subsidiary, Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These consolidated financial statements reflect the historical results of Subsidiary prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of Consumer Capital Group Inc. prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd. and America Arki (Fuxin) Network Management Co. Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") 810, Consolidation (see Note1). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011 and 2010, the cumulative translation adjustment of $80,901 and $78,775, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2011 and 2010, the foreign currency translation adjustment to accumulated other comprehensive income was $2,126 and $69,967, respectively.

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

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $113,403 and $125,455 as of December 31, 2011 and 2010, respectively. For the year ended December 31, 2010, we recognized $301,462 as contra revenue on a "net" basis in connection with promotional activities. The promotional activities were terminated and no promotional expenses were incurred in 2011.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into the Company's daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2011 and 2010 were $1,123,655 and $7,919,649, respectively.

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

NONCONTROLLING INTEREST

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the parent's equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

INCOME TAXES

Provisions for federal, state, and non-U.S. income taxes are calculated on reported Earnings before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions.

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest and penalties are classified as a component of Income tax expense.

We have implemented certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the Peoples Republic of China ("PRC") jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our "major" tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 and 2010 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of December 31, 2011 and 2010 were $40,814 and $494,057, respectively.

NET INCOME (LOSS) PER SHARE

We calculate basic earnings (loss) per share ("EPS") by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of December 31, 2011 and 2010.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2011 and 2010, the Company had invested cash of zero and $153,846 in a highly liquid investment instrument with a PRC bank, respectively.

RESTRICTED CASH

At December 31, 2011 and 2010, the Company held cash in escrow on behalf of an unrelated third party of $827,000 and zero, respectively. The restricted represents a one- time deposit into the Company’s operating account. The full amount in escrow was returned to the third party in January 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the years ended December 31, 2011 and 2010 was zero and there was no allowance for doubtful accounts as of December 31, 2011 and 2010.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of December 31, 2011 and 2010, the Company determined that no reserves were necessary.

PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost and consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

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

SEGMENT REPORTING

The Company follows ASC 280, SEGMENT REPORTING. The Company's chief operating decision maker, who has been identified as the executive chairman of the board of directors and the chief executive officer, reviews the individual results of the e-commerce and distribution businesses when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has two reportable segments. The Company's operating businesses are organized and based on the nature of markets and customers. As the Company's long-lived assets are substantially all located in the PRC and substantially all the Company's revenues are derived from within the PRC, no geographical segments are presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, other assets, and other payables. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, the Company recorded an asset to be amortized over the term of the consulting contract, that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the stock-based payment are amortized to expense over the term of the contract. The carrying value of cash and cash equivalents, accounts receivable, account payable and accrued liabilities approximates their fair value due to their short-term maturities.

SHARE-BASED COMPENSATION

The Company applies ASC 505-50, Equity-Based Payments to Non-Employees to account for its service providers' share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors' communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratbly over the service period. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions Share-based compensation expenses amounted to $399,800 and $33,267 for the years ended December 31, 2011 and 2010, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, restricted cash, and inventory. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2011 and 2010, substantially all of the Company's cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. As of December 31, 2011, cash held in escrow on behalf of unrelated party was deposited in the U.S. The cash and cash equivalents and cash held in escrow on behalf of unrelated party in U.S. financial institutions exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2011 and 2010, the Company’s bank balances with the Banks in U.S. exceeded the insured amount $587,183 and zero respectively. At December 31, 2011 and 2010, the Company’s bank balances with the Banks in PRC amounted $609,629 and $ 2,999,164, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the years ended December 31, 2011 and 2010, respectively. There were no customers or vendors that accounts for over 10% of accounts receivable or accounts payable as of December 31, 2011 and 2010, respectively.

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxin Ltd., each comprised of 56.9% or $3,202,726 and 32.7% or $1,840,582 of total revenues for Beitun for the year ended December 31, 2011, respectively. Shanghai Hormel Ltd. and Fucheng Inc., each comprised 73.61% or $158,077 and 26.4% or $56,667 of accounts receivable as of December 31, 2011, respectively.

Shanghai Hormel Ltd. comprised of 87.0% or $334,126of total revenues for Beitun for the period acquired by the Company till the end of December 31, 2010. Shanghai Hormel Ltd. comprised 89.7% or $275,321of accounts receivable as of December 31, 2010.

Shuanghui Group and Xileng Inc., each comprised of 44.3% or $3,066,713 and 42.2% or $2,926,899 of total purchases for the distribution business for the year ended December 31, 2011, respectively. Xileng Inc. and Changxinchang Food Inc., each comprised 53.1% or $666,582 and 29.7% or $372,309 of accounts payable as of December 31, 2011, respectively.

Shuanghui Group and Shunxinpengcheng Inc., each comprised of 24.3% or $837,888 and 75.7% of $2,611,295 of total purchases for the distribution business for the period acquired by the Company till the end of December 31, 2010. Xileng Inc. comprised 71.6% or $380,718 of accounts payable as of December 31, 2010.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 4.75% and 3.41% for the years ended December 31, 2011 and 2010, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not expect a material impact on our consolidated financial statements.

NOTE 4 – ACQUISITION

On November 29, 2010, CCG completed its acquisition of 51% of the then outstanding common stock of Beitun Trading Co. Ltd. ("Beitun"), which represented the majority voting and controlling interest of Beitun, in exchange for 45,532 common shares of the Company. This joint venture is expected to diversify the earnings of the Company by entering into the wholesale food distribution market. Beitun will be its own segment for reporting purposes. Beitun’s results of operations were included in CCG’s results beginning December 1, 2010.

The following table summarizes the consideration paid for Beitun Trading Co. Ltd. and the fair value amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Purchase price	$10,000

Cash	$104,933
Accounts receivable	304,762
Inventory	468,553
Prepaids	16,266
Total assets:	$894,514
Less: liabilities assumed	(884,827)
Net assets acquired	9,687
Purchase price in excess of net assets acquired	$313

The following unaudited pro forma condensed combined statements of operations are presented to illustrate the estimated effects of the merger of Beitun by CCG (the "Transaction") on the historical results of operations of CCG. The unaudited pro forma condensed statements of operations for the year ended December 31, 2010 is based on the audited statements of operations of CCG and Beitun for the years ended December 31, 2010. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2010 assumes that the Transaction was consummated on January 1, 2009. The information presented in the unaudited pro forma condensed combined statements of operations does not purport to represent what the financial position or results of operations of CCG would have been had the Transaction occurred as of the dates indicated, nor is it indicative of the future results of operations for any period of CCG. The pro forma adjustments are based upon available information and certain assumptions that the management of CCG believes are reasonable under the circumstances. These unaudited pro forma condensed combined statements of operations should be read in conjunction with the accompanying notes and assumptions and the historical financial statements and related notes of CCG and Beitun.

	For the year ended December 31, 2010
			Pro Forma	Pro Forma
	CCG	Beitun	Adjustment	Combined
Net revenues	$11,668,827	$4,615,111	$-	$16,283,938
Cost of sales	-	4,549,212	-	4,549,212
Gross profit	11,668,827	65,899	-	11,734,726
Selling, general & administrative	10,172,622	63,815	31,777	10,268,214
Operating income (loss)	1,496,205	2,084	(31,777)	1,466,512
Other expenses	(540)	(53)	-	(593)
Income (loss) before taxes	1,495,665	2,031	(31,777)	1,465,919
Provision for income taxes	678,790	446	-	679,236
Net income (loss)	816,875	1,585	(31,777)	786,683
Net income attributable to non controlling interest	777	-	-	777
Net income attributable to Consumer Capital Group, Inc.	$816,098	$1,585	$(31,777)	$785,906
Net income (loss)	816,875	1,585	(31,777)	786,683
Foreign currency translation	68,376	1,591	-	69,967
Net comprehensive income (loss)	$885,251	$3,176	$(31,777)	$856,650
Basis and diluted earnings per share:
Net earnings per common share	$0.00			$0.00
Weighted average shares outstanding:
Basic and diluted	315,625,501			315,625,501

The 2010 supplemental pro forma earnings were adjusted to include $31,777 of nonrecurring expense related to the fair value adjustments to the acquisition-date fixed and other assets.

NOTE 5 - INVENTORIES

Inventories consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Finished goods - packaged food	$1,167,447	$334,972
Less: reserve for inventory	-	-
Total inventories	$1,167,447	$334,972

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Prepaid professional fees	$93,600	$218,265
Prepaid services	50,644	22,409
Prepaid taxes	158,047	-
Deposits	33,854	18,598
Total prepaid expenses	$336,144	$259,272

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Office equipment & computers	$20,518	$14,775
Leasehold improvement	86,730	-
Equipment	9,277	4,199
Vehicles	17,433	17,287
Office furniture & fixtures	41,015	24,724
	174,973	60,985
Less: Accumulated depreciation	73,995	13,341
Total equipment, net	$100,978	$47,644

For the years ended December 31, 2011 and 2010, depreciation expense was $57,892 and $6,914, respectively.

NOTE 8 - OTHER ASSETS

Other assets consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Common stock issued for services	$486,533	$166,333
Deposit for office	93,862	89,340
Other	-	2,612
Total other assets	$580,395	$258,285

Common stock issued for prepaid consulting services amounted to $486,533 and $166,333 as of December 31, 2011 and 2010, respectively. In 2010, it includes prepaid consulting services to two consultants. In 2011, it includes $420,000 prepaid consulting services to the Company’s public relationship service provider and $66,533 prepaid consulting fee to two consultants. Amortization for the years ended December 31, 2011 and 2010 was $99,800 and $33,267, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Accrued customer incentives	$-	$745,056
Accrued payroll	22,652	8,998
Other	2,175	5,929
Total accrued liabilities	$24,827	$759,983

NOTE 10 – OTHER PAYABLES

Other payables amounted $1,030,224 and $19,199 at December 31, 2011 and 2010, respectively. As of December 31, 2011, other payables include an escrow deposit of $827,000 from an unrelated party in December 2011. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012. Other payables also include other payables to unrelated parties and are interest free.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company's stockholder base consists of approximately 6,580 stockholders as of December 31, 2011.

COMMON STOCK ISSUED TO MEMBER CUSTOMERS

During 2010, Company management issued stock to customer members, which represented sales inducement incentives to make purchases through the Company's website. Certain service providers were also granted stock for the value of their services provided to the Company. Common stock issued to service providers and member customers throughout 2010 were measured at the date of grant, and based on Level 2 fair value measurements which uses observable inputs reflecting our own and market based assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the share-based sales inducement offers are deducted from revenues when granted. Share-based awards to service providers are expensed when services are incurred. The Company estimates the fair value of these share issuances using Level 2 inputs and determined that the value of each share is $0.01. For the year ended December 31, 2011, there were no incentives offered to member customers.

COMMON STOCK

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

In September 2010, the Company issued 910,644 shares retroactively restated to reflect the recapitalization of common stock as consideration for consulting services with a term of 24 months.

In December 2010, the Company issued 45,532 shares retroactively restated to reflect the recapitalization of common stock to the owners of Beitun as consideration for the Company's 51% ownership interest of Beitun. The fair value of the shares issued for the acquisition was $10,000.

NOTE 12 - SHARE BASED COMPENSATION

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the service providers' requisite service period (generally the vesting period of the award). The Company estimates the fair value of stock for service granted using the Black-Scholes Option Pricing Model since the requisite service period and expected term of the contractual obligations with third parties is two years. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company's common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company's common stock.

The following weighted average assumptions were used in estimating the fair value of the share-based payment arrangements to the above mentioned service providers:

December 31, 2011
Annual dividends	0
Expected volatility	40% - 75%
Risk-free interest rate	0.75%
Expected life	2 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company's share-based payments, the Company has calculated volatility using the historical volatility of similar public entities in the Company's industry. In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities. This resulted in an expected volatility of 40% to 75%. The expected life of two years is based on the contractual requisite service period. The risk free interest rate is the rate on the U.S. Treasury securities 2-year constant maturity with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method.

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the year ended December 31, 2011.

A summary of share-based compensation activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2010	-	$-	$-
Granted	910,644	0.22	199,600
Cancelled	-	-	-
Forfeited/Amortized	-	-	(33,267)
Share-based compensation outstanding at January 1, 2011	910,644	0.22	166,333
Granted	-	-	-
Cancelled	-	-	-
Forfeited/Amortized	-	-	(99,800)
Share-based compensation outstanding at December 31, 2011	910,644	$0.22	$66,533

For the years ended December 31, 2011 and 2010, $99,800 and $33,267, respectively was amortized to general and administrative expense to recognize the incurred cost of the above mentioned service providers.

On December 28, 2011, the Company issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the year ended December 31, 2011, $300,000 was amortized to general and administrative expense. The remaining $420,000 balance is reflected in prepaid expenses as of December 31, 2011.

The future amortization expense as of December 31, 2011 is as follows:

2012	$486,533
Total	$486,533

NOTE 13 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Loan from Mr. Jack Gao	$223,930	$51,425
Loan from Ms. Wei Guo	250,677	204,774
Total related party payables	474,607	256,199
Loan to Mr. Jack Gao	-	125,528
Total related party, net	$474,607	$130,671

The related party payable and receivable are non-interest bearing and have no specified maturity date.  Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtains these loans to fund operations when the Company or one of the subsidiaries are in need of cash. For the year ended December 31, 2011, the Company borrowed approximately $650,856 from Mr. Jack Gao and made payments of approximately $352,823 back to him. The written description of the oral loan agreement between Jianmin Gao and the Company is attached hereto as Exhibit 10.31 to this Report. For the year ended December 31, 2011, the Company borrowed approximately $2,871,000 from Ms. Wei Guo and made payments of approximately $2,825,097 back to her. The written description of the oral loan agreement between Ms. Wei Guo and Beitun Trading is attached hereto as Exhibit 10.29 to this Report.

c) Starting from July 1, 2011, the Company entered into an agreement with Ms. Lingling Zhang’s company Capitalco Cooperation (“Capitalco”). Pursuant to the agreement, the Company has agreed that the Company will pay a certain percentage commission to Capitalco for each client referred. Ms. Zhang signed an agreement to sell her company to an unrelated party. Ms. Lingling Zhang, a related party, owned Capitalco Cooperation and sold all her shares in Capitalco in August, 2011. Though the agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold Capitalco, in reality, there was no more business between Capitalco and the Company since October 2011. For the year ended December 31, 2011, the Company paid Capitalco commissions in the aggregate amount of $162,404. The summary of the Co-operative agreement between Capital Corporation and Consumer Capital Group is attached hereto as Exhibit 10.30 to this Report.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expires on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility (including related common area maintenance charges) totaled $30,804 for the year ended December 31, 2011.

In China, on June 7, 2010 Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a lease agreement for its facility located in the Beijing Chaoyang District. The lease expires on May 30, 2012. Our full service gross monthly rental rate is $3,400. Rent expense for this facility (including related common area maintenance charges) totaled $40,800 for the year ended December 31, 2011.

On October 21, 2010, Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center.  The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses (including related common area maintenance charges) totaled $375,264 for the year ended December 31, 2011. This lease expires on October 20, 2013.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses (including related common area maintenance charges) totaled $62,590 for the year ended December 31, 2011.  This lease expires on Octorber 20, 2013.

Total future minimum rental lease commitments as of December 31, 2011 are as follows:

2012	$473,317
2013	370,900
Total	$844,217

NOTE 15 - BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of December 31, 2011 and 2010, can be found below.

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

For the year ended December 31, 2011, the Company did not invest in Beitun.

	For the year ended December 31, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$2,155,027	$5,628,692	$7,783,719
Cost of sales	-	5,564,088	5,564,088

Gross profit	2,155,027	64,604	2,219,631

Operating expenses:
Selling expenses	1,845,979	48,954	1,894,933
General and administrative	2,530,872	7,727	2,538,599
Total operating expenses	4,376,851	56,681	4,433,532

Operating income (loss)	(2,221,824)	7,923	(2,213,901)
Other income (expense)	112,699	-	112,699
Income (loss) before taxes	(2,109,125)	7,923	(2,101,202)

Provision for income taxes	-	2,054	2,054
Net income (loss)	(2,109,125)	5,869	(2,103,256)
Net income attributable to non controlling interest	3,201	-	3,201
Net income attributable to Consumer Capital Group, Inc.	(2,112,325)	5,869	(2,106,457)
Net income (loss)	(2,109,125)	5,869	(2,103,256)
Foreign currency translation adjustment	1,821	305	2,126
Net comprehensive income (loss)	$(2,107,304)	$6,174	$(2,101,130)

NOTE 16 - INCOME TAX EXPENSE

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

Income (loss) before income taxes consists of:

	For the years ended December 31,
	2011	2010
Non-PRC	$(1,020,484)	$(291,145)
PRC	(1,080,718)	1,786,989
	$(2,101,202)	$1,495,844

There was no deferred tax expense for the years ended December 31, 2011 and 2010. The income tax expenses amounted $2,054 and $678,827 for the years ended December 31, 2011 and 2010, respectively. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

There was no deferred tax expense for the years ended December 31, 2011 and 2010. The income tax expenses amounted $2,054 and $678,827 for the years ended December 31, 2011 and 2010, respectively. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

The components of deferred taxes are as follows:

	For the years ended December 31,
	2011	2010

Deferred tax assets, current portion
Amortization of fair value of stock for services	$131,934	$8,317
Deferred revenue	28,351	31,364
Total deferred tax assets, current portion	160,285	39,681
Valuation allowance	(160,285)	(39,681)
Deferred tax assets, current portion, net	$-	$-

Deferred tax assets, non-current portion
Fixed assets	$14,473	$1,383
Net operating losses	553,475	-
Total deferred tax assets, non-current portion	567,948	1,383
Valuation allowance	(567,948)	(1,383)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2011, the Company had an accumulated deficit of $2,081,716 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of December 31, 2011 will expire in years 2011 to 2015 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of December 31, 2011, the operations in the United States of America incurred $1,376,819 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $454,350 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company's account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company's income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For years ended December 31, 2011 and 2010, there were no penalties and interest.

NOTE 17 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2011	2010
Numerator:
Net income (loss)	$(2,103,256)	$817,017
Net income (loss) attributable to common stockholders for computing basic and diluted loss per common share	(2,106,457)	816,948
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	18,575,342	14,372,746
Basic and diluted earnings (loss) per share	$(0.11)	$0.06

For the years ended December 31, 2011 and 2010, there were no common stock equivalents for computing diluted earnings per share.

NOTE 18 - SUBSEQUENT EVENTS

In January 2012, the restricted cash held in escrow of $827,000 on behalf of an unrelated third party was returned to the same party.

