Form 10-Q
period 2012-03-31
Consumer Capital Group, Inc.
filed 2012-05-15
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares outstanding of the Issuer’s Common Stock as of May 9, 2012 was 18,888,889 shares.

CONSUMER CAPITAL GROUP INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSUMER CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash & cash equivalents	$880,266	$619,812
Restricted cash	-	827,000
Accounts receivable	601,013	214,744
Inventories	902,718	1,167,447
Prepaid expenses	210,235	336,144
Other receivables	65,417	30,037
Total current assets	2,659,649	3,195,184

Property and equipment, net	84,580	100,978
Other assets	435,384	580,395
Total noncurrent assets	519,964	681,373

Total assets	$3,179,613	$3,876,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,201,015	$1,344,866
Accrued liabilities	23,996	24,827
Deferred revenue	50,991	113,403
Taxes payable	13,666	40,814
Other payables	546,003	1,030,224
Related party payables	797,254	474,607
Total current liabilities	2,632,925	3,028,741

Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,068,889 and 19,068,889 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,907	1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital	2,973,225	2,973,225
Noncontrolling interest in subsidiary	4,418	4,240
Accumulated other comprehensive income	73,194	80,901
Accumulated deficit	(2,375,315)	(2,081,716)
Total stockholders' equity	546,688	847,816

Total liabilities and stockholders' equity	$3,179,613	$3,876,557

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011

Net revenues - ecommerce	$1,007,756	$606,791
Net revenues - distribution	562,405	1,340,413
Total revenue	1,570,161	1,947,204
Cost of sales - distribution	545,558	1,326,158
Gross profit	1,024,603	621,046

Operating expenses:
Selling expenses	856,823	503,400
General & administrative expenses	497,353	872,472
Total operating expenses	1,354,176	1,375,872

Operating loss	(329,573)	(754,826)

Other income	36,298	80,958
Other (expense)	-	(335,000)
Total other income (expense)	36,298	(254,042)

Loss before taxes	(293,275)	(1,008,868)

Provision for income taxes	131	56,544

Net loss	(293,406)	(1,065,412)
Less: Net income attributable to noncontrolling interest	193	543
Net loss attributable to Consumer Capital Group, Inc.	$(293,599)	$(1,065,955)

Loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted (1)	19,068,888	18,456,790
Net loss	(293,406)	(1,065,412)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(7,707)	702
Other comprehensive loss, net of tax	$(7,707)	$702

Comprehensive loss, net of tax	(301,113)	(1,064,710)
Attribute to:
Non-controlling interest	178	-
Consumer Capital Group, Inc.	$(300,935)	$(1,064,710)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(293,406)	$(1,065,412)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	16,309	3,504
Common stock issued to service providers	144,951	24,973
Change in operating assets and liabilities:
Restricted cash	827,000	-
Accounts receivable	(385,674)	(91,302)
Other assets	(5,091)	36,959
Other receivables	(35,327)	63,549
Inventories	263,495	(185,848)
Prepaid expenses	130,780	143,934
Accounts payable	(142,737)	(214,519)
Accrued liabilities	(814)	(657,707)
Deferred revenue	(62,223)	(92,617)
Taxes payable	(27,071)	(405,408)
Other payables	(484,725)	75,679

Cash flows used in operating activities	(54,533)	(2,364,215)

Investing Activities
Acquisition of property and equipment	-	(6,117)
Cash flows used in investing activities	-	(6,117)

Financing Activities
Proceeds from issuing common stock	-	(34,038)
Proceeds from related parties	363,020	474,408
Payments to related parties	(40,844)
Cash flows provided by financing activities	322,176	443,370

Effect of exchange rate on cash and cash equivalents	(7,189)	702

Change in cash and cash equivalent during period	260,454	(1,926,260)

Cash and cash equivalents at beginning of period	619,812	3,015,219

Cash and cash equivalents at end of period	$880,266	$1,088,959

Supplemental disclosure of cash flow information
Income taxes paid	$131	$56,544

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. ("CCG" or the "Company") was incorporated in Delaware on April 25, 2008. The accompanying condensed consolidated interim financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity ("Affiliated PRC Entity") that is controlled through contractual arrangements.  On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. and 100% of its stock rights of America Pine (Beijing) Bio-Tech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”).

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

Details of the Company's wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2012 are as follows:

			Percentage of
	Date of	Place of	Ownership by		Principal
Company	Establishment	Establishment	the Company		Activities

Consumer Capital Group Inc. ("CCG California")	October 14, 2009	California USA	100%		US holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the US e-commerce operations

Arki Beijing E-commerce Technology Corp. ("Arki Beijing")	March 6, 2008	PRC	100	%(2)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the "consumer market network". Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. ("America Pine Beijing")	March 21, 2007	PRC	100	%(2)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for the Company’s e-commerce business

America Arki Fuxin Network Management Co. Ltd. ("Arki Fuxin")	November 26, 2010	PRC	100	%(2)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the "consumer market network"

Beijing Beitun Trading Co. Ltd. ("Beitun")	November 29, 2010	PRC	51	%(2)(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company

America Arki Network Service Beijing Co. Ltd. ("Arki Network contractual Service" and "Affiliated PRC Entity")	November 26, 2010	PRC	0	%(2)(2)(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

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

EXCLUSIVE BUSINESS COOPERATION AGREEMENT

Arki Fuxin and Arki Network Service entered into an exclusive business cooperation agreement deemed effective on November 26, 2010, under which Arki Network Service engages Arki Fuxin as its exclusive provider of technical support, consulting services, maintenance and other commercial services. Arki Network Service shall pay to Arki Fuxin service fees determined based on the net income of Arki Network Service and are eliminated upon consolidation. Arki Fuxin shall exclusively own any intellectual property arising from the performance of this agreement. This agreement has a term of ten years from the effective date and can only be terminated mutually by the parties in a written agreement. During the term of the agreement, Arki Network Service may not enter into any agreement with third parties for the provision of identical or similar service without the prior consent of Arki Fuxin.

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

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the three months ended March 31, 2012 and 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

BEITUN

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established on April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a net comprehensive loss of approximately $301,000 for the three months ended March 31, 2012 and had an accumulated deficit of approximately $2.4 million as of March 31, 2012. The Company has a cash balance of $880,266 as of March 31, 2012. In both 2012 and 2011, the Company financed its operations through borrowings from directors and officers. Payables to related parties amounted to $797,254 as of March 31, 2012. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to control its administrative expenses in 2012 as well as further develop its sales from its main business.

REVERSE MERGER ACCOUNTING

Since former CCG California security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from CCG California, CCG California is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These condensed consolidated financial statements reflect the historical results of CCG California prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of Consumer Capital Group Inc. prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of the three month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

USE OF ESTIMATES

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2012 and December 31, 2011, the cumulative translation adjustment of $73,194 and $80,901, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the three months ended March 31, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive income was $(7,706) and $702, respectively.

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

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the 7 day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $50,991 and $113,403 as of March 31, 2012 and December 31, 2011, respectively.

DISTRIBUTION REVENUE RECOGNITION

Product sales and shipping revenues, net of return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into the Company's daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2012 and 2011 were $571,864 and $351,970, respectively.

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

NONCONTROLLING INTEREST

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the parent's equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated statement of comprehensive income and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

COMPREHENSIVE INCOME (LOSS)

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income . ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net loss and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective for the first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

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

We have implemented certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the Peoples Republic of China ("PRC") jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our "major" tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2012 and 2011 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of March 31, 2012 and December 31, 2011 were $13,666 and $40,814, respectively.

LOSS PER SHARE

We calculate basic loss per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of March 31, 2012 and December 31, 2011.

RESTRICTED CASH

As of March 31, 2012 and December 31, 2011, the Company held cash in escrow on behalf of an unrelated third party of zero and $827,000, respectively. The restricted cash represents a one- time deposit into the Company’s operating account. The full amount in escrow was returned to the third party in January 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer's payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three months ended March 31, 2012 and 2011 was zero and there was no allowance for doubtful accounts as of March 31, 2012 and December 31, 2011.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of March 31, 2012 and December 31, 2011, the Company determined that no reserves were necessary.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, other assets, and other payables. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 unobservable inputs which are supported by little or no market activity.

Fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, the Company recorded an asset to be amortized over the term of the consulting contract, that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the stock-based payment are amortized to expense over the term of the contract. The carrying value of cash and cash equivalents, accounts receivable, other assets, and other payables approximates their fair value due to their short-term maturities.

Management believes it is not practical to estimate the fair value of advances to stockholder because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

SHARE-BASED COMPENSATION

The Company applies ASC 505-50, Equity-Based Payments to Non-Employees to account for its service providers' share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors' communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratably over the service period. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions Share-based compensation expenses amounted to $144,951 and $24,951 for the three months ended March 31, 2012 and 2011, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, restricted cash, and inventory. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2012 and December 31, 2011, substantially all of the Company's cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. As of March 31, 2012, there are no U.S. bank accounts exceed the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2012 and December 31, 2011, the Company’s bank balances with the banks in U.S. exceeded the insured amount by zero and $587,183, respectively. As of March 31, 2012 and December 31, 2011, the Company’s bank balances with the Banks in PRC amounted $877,933 and $609,629, respectively, which are uninsured and subject to credit risk. The Company has not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the three months ended March 31, 2012 and 2011, respectively. There were no customers that accounts for over 10% of accounts receivable as of March 31, 2012 and December 31, 2011, respectively. Qinhuangdao Diguang Trade Ltd. Qinhuangdao Dealer, Beijing Dealer, and DalianHuihaijia Ocean Biology Ltd. each comprised 16.8% or $41,565, 52.5% or $130,066, 18.9% or $46,970, and 13.7% or $34,000 of accounts payable as of March 31, 2012, respectively. There were no vendors that accounted for over 10% of accounts payable as of December 31, 2011.

Distribution Segment

Shanghai Hormel Ltd. comprised of 99.8% or $561,449 of total revenues for Beitun for the three months ended March 31, 2012. Shanghai Hormel Ltd. comprised 94.7% or $569,443 of accounts receivable as of March 31, 2012.

Shanghai Hormel Ltd., Shuanghui Company and Shanghai Fuxin Company comprised of 45.4% or $687,442, 27.7% or $419,524, and 26.9% or $407,720 of total revenues for Beitun for the three months ended March 31, 2011. Shanghai Hormel Ltd. and Fucheng Inc., each comprised 73.61% or $158,077 and 26.4% or $56,667 of accounts receivable as of December 31, 2011, respectively..

Shuanghui Company comprised of 100.0% or $318,731 of total purchases for the distribution business for the three months ended March 31, 2012. Shunxinpengcheng Food Company, Changxinchang Food Inc. and Xileng Inc. each comprised 10.2% or $100,891, 45.0% or $443,842, and 37.7% or $372,074 of accounts payable as of March 31, 2012.

Shuanghui Group, Xileng Inc. and Shunxinpengcheng Inc., each comprised of 37.0% or $566,642, 30.3% or $464,085, and 32.8% or $502,583 of total purchases for the distribution business for the three months ended March 31, 2011. Xileng Inc. and Changxinchang Food Inc., each comprised 53.1% or $666,582 and 29.7% or $372,309 of accounts payable as of December 31, 2011, respectively.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.06% and 0.92% for the three months ended March 31, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended March 31, 2012 and adoption of this new guidance did not have a material impact on our consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this new guidance as of and for the interim period ended March 31, 2012.

Not adopted

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

NOTE 4 - ACCOUNTS RECEIVABLES

Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts receivable	$601,013	$214,744

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Finished goods - packaged food	$902,718	$1,167,447
Less: reserve for inventory	-	-
Total inventories	$902,718	$1,167,447

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Prepaid professional fees and salaries	$5,092	$93,600
Prepaid services	52,573	50,644
Prepaid taxes	121,302	158,047
Prepaid rent	31,268	33,854
Total prepaid expenses	$210,235	$336,144

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Office equipment & computers	$20,498	$20,518
Leasehold improvement	86,675	86,730
Equipment	9,271	9,277
Vehicles	17,433	17,433
Office furniture & fixtures	40,992	41,015
	174,869	174,973
Less: Accumulated depreciation	90,289	73,995
Total property & equipment, net	$84,580	$100,978

For the three months ended March 31, 2012 and 2011, depreciation expense was $16,309 and $3,504, respectively.

NOTE 8 - OTHER ASSETS

Other assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Common stock issued for services	$341,582	$486,533
Deposit for office	93,802	93,862
Total other assets	$435,384	$580,395

Common stock issued for prepaid consulting services amounted to $341,582 and $486,533 as of March 31, 2012 and December 31, 2011, respectively. As of December 31, 2011, it includes $420,000 prepaid consulting services to the Company’s public relationship service provider and $66,533 prepaid consulting fee to two consultants. As of March 31, 2012, it includes $300,000 prepaid consulting services to the Company’s public relationship service provider and $41,582 prepaid consulting fee to two consultants. Amortization for the three months ended March 31, 2012 and 2011 was $144,951 and $24,973, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accrued payroll	$23,996	$22,652
Other	-	2,175
Total accrued liabilities	$23,996	$24,827

NOTE 10 – OTHER PAYABLES

Other payables amounted $546,003 and $1,030,224 at March 31, 2012 and December 31, 2011, respectively. As of December 31, 2011, other payables include an escrow deposit of $827,000 from an unrelated party in December 2011. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012. Other payables also include other payables to unrelated parties and are interest free.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company's stockholder base consists of approximately 6,580 stockholders as of March 31, 2012.

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

NOTE 12 - SHARE BASED COMPENSATION

The Company applies ASC 718, Compensation-Stock Compensation, to account for its service providers' share-based payments. Common stock of the Company was issued to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors' communications and public relations.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model.  The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date.  To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $144,951 and $24,951 for the three months ended March 31, 2012 and 2011, respectively.

A summary of share-based compensation activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2011	910,644	$0.22	$166,333
Granted	180,000	4.00	720,000
Cancelled	-	-	-
Forfeited/Amortized	-	-	(399,800)
Share-based compensation outstanding at January 1, 2012	1,090,644	0.84	486,533
Granted	-	-	-
Cancelled	-	-	-
Forfeited/Amortized	-	-	(144,951)
Share-based compensation outstanding at March 31, 2012	910,644	$0.84	$341,582

For the three months ended March 31, 2012 and 2011, $24,951 and $18,700, respectively was amortized to general and administrative expense to recognize the incurred cost of the above mentioned service providers.

On December 28, 2011, the Company issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The share issuance date is different than the service date is due to some administrative processes that delayed the issuance date. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the three months ended March 31, 2012, $120,000 was amortized to general and administrative expense. The remaining $300,000 balance is reflected in prepaid expenses as of March 31, 2012.

The future amortization expense as of March 31, 2012 is as follows:

2012	$341,582
Total	$341,582

NOTE 13 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. FeiGao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun

b) The Company had the following related party balances at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Loan from Mr. Jack Gao	$213,890	$223,930
Loan from Ms. Wei Guo	583,364	250,677
Total related party payables	$797,254	$474,607

The related party payable are non-interest bearing and have no specified maturity date. Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended March 31, 2012, the Company borrowed zero from Mr. Jack Gao and made payments of approximately $10,040 back to him. For the three months ended March 31, 2012, the Company borrowed approximately $365,500 from Ms. Wei Guo and made repayments of approximately $33,285.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expires on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility totaled $7,701 for the three months ended March 31, 2012 and March 31, 2011.

On October 21, 2010, Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center.  The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses totaled $92,493 for the three months ended March 31, 2012 and March 31, 2011. This lease expires on October 20, 2013.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses totaled $18,777 and $6,259 for the three months ended March 31, 2012 and March 31, 2011, respectively.  This lease expires on October 20, 2013.

Total future minimum rental lease commitments as of March 31, 2012 are as follows:

2012	$354,346
2013	370,900
Total	$725,246

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

A description of our operating segments as of March 31, 2012 and December31, 2011, can be found below.

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

	For the three months ended March 31, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,007,756	$562,405	$1,570,161
Cost of sales	-	545,558	545,558

Gross profit	1,007,756	16,847	1,024,603

Operating expenses:
Selling expenses	841,543	15,280	856,823
General and administrative	496,312	1,041	497,353
Total operating expenses	1,337,855	16,321	1,354,176

Operating income (loss)	(330,099)	526	(329,573)
Other income (expense)	36,298	-	36,298

Income (loss) before taxes	(293,801)	526	(293,275)
Provision for income taxes	-	131	131
Net income (loss)	(293,801)	395	(293,406)
Net income attributable to non controlling interest	-	193	193
Net income (loss) attributable to Consumer Capital Group, Inc.	(293,801)	202	(293,599)
Net income (loss)	(293,801)	395	(293,406)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(7,707)	-	(7,707)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	-	(15)	(15)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(7,707)	(15)	(7,692)

Comprehensive income (loss), net of tax	(301,508)	395	(301,113)
Less: Comprehensive income attributable to noncontrolling interest	178	-	178
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(301,686)	$395	$(301,291)

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

Loss before income taxes consists of:

	For the three months ended March 31,
	2012	2011
Non-PRC	$(274,954)	$(733,186)
PRC	(18,321)	(275,682)
	$(293,275)	$(1,008,868)

There was no deferred tax expense for the three months ended March 31, 2012 and 2011. The income tax expenses amounted $131 and $56,544 for the three months ended March 31, 2012 and 2011, respectively. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

The components of deferred taxes are as follows at March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

Deferred tax assets, current portion
Amortization of fair value of stock for services	$28,990	$131,934
Deferred revenue	10,198	28,351
Total deferred tax assets, current portion	39,188	160,285
Valuation allowance	(39,188)	(160,285)
Deferred tax assets, current portion, net	$-	$-

Deferred tax assets, non-current portion
Fixed assets	$3,262	$14,473
Net operating losses	684,486	553,475
Total deferred tax assets, non-current portion	687,748	567,948
Valuation allowance	(687,748)	(567,948)
Deferred tax assets, non-current portion, net	$-	$-

As of March 31, 2012, the Company had an accumulated deficit of $2,375,316 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of March 31, 2012 will expire in years 2012 to 2016 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of March 31, 2012, the operations in the United States of America incurred $1,531,773 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $505,485 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC tax law provides a (3-5 years) statute of limitation and the Company's income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three months ended March 31, 2012 and 2011, there were no penalties and interest.

NOTE 17 - LOSS PER SHARE

Basic and diluted earnings (loss) per share for each of the years presented are calculated as follows:

	For the three months ended March 31,
	2012	2011
Numerator:
Net loss	$(293,406)	$(1,065,412)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	(293,599)	(1,065,953)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,888	18,456,790
Basic and diluted earnings (loss) per share	$(0.02)	$(0.06)

For the three months ended March 31, 2012 and 2011, there were no common stock equivalents for computing diluted earnings per share.

NOTE 18 - SUBSEQUENT EVENTS

On April 30, 2012, China UMS, Liaoning Branch (“Party A”), Bank of Fuxin (“Party B”), and America Arki Fuxin Network Management Co. Ltd. (“Party C”) entered into a Cooperation Contract (the “Contract”). Pursuant to the Contract, Party A, Party B, and Party C will work together to promote Consumer Capital Market (“CCM”) Joint Consumption Card (the “Card”), which is jointly issued by Party B and Party C.

Pursuant to the terms and conditions of the Contract, Party A, as Party B’s agent, shall be responsible for developing CCM merchants, negotiating service fees with CCM merchants according to the market development requirements of Party C. Party A shall provide training and consultation on issues that CCM merchants may have while managing card consumption of CCM members. Pursuant to the Contract, the Card is the property of Party B. The management and usage of the Card shall comply with the relevant provisions in Terms for Jintong Card of Bank of Fuxin and debit card business of Party B. If Party C and its branches violate the provisions of the Contract or the bank card-related laws, regulations, or management systems, Party B shall have the right to suspend or terminate the joint card business cooperation. Party B shall have the right to share CCM merchants’ information with Party C. Party B shall have the right to supervise and guide the distribution work concerning the CCM joint consumption card of Party C, and regulate the issuance process to avoid business risks. Pursuant to the Contract, Party C shall be responsible for the establishment of the management system, regulations and service processes for CCM members, and bear the relevant legal responsibilities that may arise from its service. Party C shall be responsible for R & D management and technical support associated with CCM consumption value-added distribution systems, CCM members’ consumption-related advice and after-sales service. Party C shall have the right to entrust a third party to expand CCM contracted merchants, and to establish the management system, regulations and service processes associated with the CCM merchants, and have the right to terminate the cooperation with CCM merchants upon breach of the agreement.

Pursuant to the Contract, Party A shall be entitled to a merchants-developing service fee, which is 15% of the service charge of the CCM merchants that Party A has developed as Party B’s agent. Party A shall also be entitled to a fee for settling capital, which is 5% of the service charge of other CCM merchants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 31, 2012. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.

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

E-Commerce Segment

The Company, through Arki (Beijing) E-Commerce Technology Corp., is primarily engaged in the development and operation of its nationwide online retailing platform "Chinese Consumer Market Network" at www.ccmus.com.  The website provides an online marketing and retail platform for a wide variety of manufacturers and distributors, who promote and sell products and services directly to consumers in the PRC, at a substantial discount through our rewards and incentive programs. This platform eliminates the extended network of intermediaries in the manufacturing-distribution-retail chain by providing direct access to our members.  Our website also provides access to certain Western products that are generally unavailable in the PRC, for examples, handbags and eyewear made by U.S. companies and food and beverage products from Spain, Germany, and France. In the three months ended March 31, 2012, net revenues derived from our e-commerce business increased by approximately 66% to $1,007,756 compared to the same period of $606,791 in 2011. The increase is due to increased sales activities caused by the successful marketing by our dealers.

Distribution Segment

We own a 51% interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. ("Beitun Trading") Beitun Trading, a PRC trade and distribution company, which engages in wholesale distribution and import/export of various food and meat products. Through Beitun Trading, we also operate a meat distribution business in the PRC. Net revenues derived from our distribution business were $562,405 for the three months ended March 31, 2012, compared to $1,340,413 for the same period of 2011, a decrease of $778,008. The decrease was due to a decrease in our sales which was caused by our temporary shortage of sales staff during part of January and February 2012.  Beitun Trading had limited operations for most of January and February of 2012 because the main sales person was absent due to a family emergency and many sales staff were on vacation for Spring festival.

Other Activities

The Company cooperates with a Chinese bank named Fuxin Bank in China to issue cobranded debit cards. The Company then authorizes certain vendors the right to issue cobranded debit cards.  The Company charges each participating vendor a percentage of transactions with the vendor.  Each vendor will receive a percentage of future transactions of the cards issued by the vendor.  Cardholders will receive certain amounts of cash refund from participating vendors and certain virtue money to be spent on the Company’s ecommerce website www.ccmus.com. Further, the Company hires dealers to develop vendor’s network as well as manage the issuance of the cobranded debit cards.  The Company has signed dealer agreements with large companies like China Unionpay (“China UMS”) during the year ended December 31, 2011. China UMS is the only card management company like Visa and Master Card in China. It has installed millions of POS machines all over China. The Company believes that with the cooperation of China UMS and other dealers, the Company will be able to rapidly develop its vendor system. The Company believes that the debit card business will grow to generate revenue in 2012. No revenues were generated from this line of business in the first quarter of 2012 and 2011.

On April 30, 2012, China UMS, Liaoning Branch (“Party A”), Bank of Fuxin (“Party B”), and America Arki Fuxin Network Management Co. Ltd. (“Party C”) entered into a Cooperation Contract (the “Contract”). Pursuant to the Contract, Party A, Party B, and Party C will work together to promote Consumer Capital Market (“CCM”) Joint Consumption Card (the “Card”), which is jointly issued by Party B and Party C.

Pursuant to the terms and conditions of the Contract, Party A, as Party B’s agent, shall be responsible for developing CCM merchants, negotiating service fees with CCM merchants according to the market development requirements of Party C. Party A shall provide training and consultation on issues that CCM merchants may have while managing card consumption of CCM members. Pursuant to the Contract, the Card is the property of Party B. The management and usage of the Card shall comply with the relevant provisions in Terms for Jintong Card of Bank of Fuxin and debit card business of Party B. If Party C and its branches violate the provisions of the Contract or the bank card-related laws, regulations, or management systems, Party B shall have the right to suspend or terminate the joint card business cooperation. Party B shall have the right to share CCM merchants’ information with Party C. Party B shall have the right to supervise and guide the distribution work concerning the CCM joint consumption card of Party C, and regulate the issuance process to avoid business risks. Pursuant to the Contract, Party C shall be responsible for the establishment of the management system, regulations and service processes for CCM members, and bear the relevant legal responsibilities that may arise from its service. Party C shall be responsible for R & D management and technical support associated with CCM consumption value-added distribution systems, CCM members’ consumption-related advice and after-sales service. Party C shall have the right to entrust a third party to expand CCM contracted merchants, and to establish the management system, regulations and service processes associated with the CCM merchants, and have the right to terminate the cooperation with CCM merchants upon breach of the agreement.

Pursuant to the Contract, Party A shall be entitled to a merchants-developing service fee, which is 15% of the service charge of the CCM merchants that Party A has developed as Party B’s agent. Party A shall also be entitled to a fee for settling capital, which is 5% of the service charge of other CCM merchants.

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

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our vendors and titles are passed to the customers.  Revenues are recorded net of sales and consumption taxes.  We periodically provide incentive offers to our customers to encourage purchases.  For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers.  Current discount offers and inducement offers are presented as net amounts in "Net revenues."  The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods.  Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $50,991 and $113,403 as of March 31, 2012 and December 31, 2011, respectively.

DISTRIBUTION REVENUE RECOGNITION

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers.  Return allowances, which reduce product revenue, are estimated by using historical experience.  Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

REWARD PROGRAMS

The Reward Programs are limited to customers residing in China.  Customers may earn reward points by purchasing products and services from the Company.  Points are earned based on the amounts and types of merchandise and services purchased.  Customers residing in China may redeem the reward points for drawings in the Company's daily “Lucky Drawing” for chances to win cash prizes.  In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months.  The membership status entitles the holder to certain discounts on future purchases of selected items on the Company's website.  The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2012 and 2011 were $571,864 and $351,970, respectively

COST OF SALES

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value.  The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer's payment history and creditworthiness.  An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three months ended March 31, 2012 and 2011 was zero, and there was no allowance for doubtful accounts for accounts receivable at March 31, 2012 and December 31, 2011.

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

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model.  The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date.  To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $144,951 and $24,951 for the three months ended March 31, 2012 and 2011, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 AND MARCH31, 2011

The following table presents certain consolidated statement of operations information. The financial information is presented for the three months ended as of March 31, 2012 and March 31, 2011.

	2012		2011
	E-commerce	Distribution	E-commerce	Distribution
Revenues, net	$1,007,756	562,405	$606,791	$1,340,413
Selling Expenses	$841,543	$15,280	$492,056	$11,344
General and Administrative Expenses	$496,312	$1,041	$871,038	$1,434
Total Operating Expenses	$1,337,855	$16,321	$1,363,094	$12,778

REVENUES

E-commerce Business

Net revenues were $1,007,756 in the current period, compared to $606,791 for the prior period, an increase of $400,965 or 66.08%. The Company began its principal operations in 2010 with the launch of the e-commerce website. The increase is the result of promotion and marketing efforts by our dealers.

Distribution Business

Net revenues were $562,405 in the current period, compared to $1,340,413 for the prior period, a decrease of $778,008. The decrease was due to a decrease in our sales which was caused by our temporary shortage of sales staff during part of January and February 2012. Beitun Trading had limited operations for most of January and February of 2012 because the main sales person was absent due to a family emergency and many sales staff were on vacation for Spring festival.

Cost of sales associated with distribution was $545,558 compared to $1,326,158 for the prior period, a decrease of $780,600 or 58.86%. Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packing supplies. The decrease is in line with the decrease of revenues.

TOTAL OPERATING EXPENSES

Total operating expenses consist of selling expenses, general and general and administrative expenses.  Total operating expenses were $1,354,176 compared to $1,375,872 for the prior period, a decrease of $21,696, or 1.58%. The decrease was due to the decreased in professional expenses offset by an increase in selling expenses.

Total selling expenses were $856,823 compared to $503,400 for the prior period, an increase of $353,423, or 70.21%. The increase was primarily due to an increased commission resulted from increased sales generated from the e-commerce business. Selling expenses for the e-commerce business were $841,542 compared to $492,056 for the prior period. Selling expenses for the distribution business increased to $15,280 in the current period from $11,344 for the prior period. This increase was mainly due to increased storage expenses.

Total general and administrative expenses were $497,353 compared to $872,472 for the prior period, a decrease of $375,119, or 42.99%. The decrease was primarily due to decreased professional expenses including legal and accounting expenses. The Company had more professional fees for the prior period than the current period because the Company incurred extra expenses associated with going public in February 2011. Stock compensation expenses amounted to $144,951compared to $24,951 for the prior period. The increase is due to increased stock compensation for one of our vendors for the quarter ended March 31, 2012. There was no such compensation for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $880,266 as of March 31, 2012, compared to $619,812 as of December 31, 2011, an increase of $260,454 or 42%. The increase was mainly due to increased loans from related parties. Our restricted cash was zero as of March 31, 2012, compared to $827,000 as of December 31, 2011. The decrease in our restricted cash was due to an escrow deposit of $827,000 from an unrelated party in December 2011 and there were no such deposits in the current period. We had a net working capital of $26,724 at March 31, 2012, compared to $166,443at December 31, 2011, a decrease of $139,719. The decrease was due to the net loss offset by the related party loans.

Cash flow information is as follows:

	Three months ended March 31,
	2012	2011
Operating activities	$(54,533)	$(2,364,215)
Investing activities	$-	$(6,117)
Financing activities	$322,176	$443,370

Cash used in operating activities was $54,533 in the current period, compared to $2,364,215 for the prior period, a decrease of $2,280,612. The decrease was primarily due to a decreased loss from operations, decreased restricted cash, and decreased inventories, offset by the increased other payables.

Cash provided by investing activities was zero compared to $6,117 for the prior period. The decrease was due to the fact that we invested more in leasehold improvements and office equipment during the three months ended March 31, 2012 compared to the same period of 2011.

Cash provided by financing activities was $322,176 compared to $443,370 for the prior period. The decrease was due to the less net proceeds from related parties.

CAPITAL RESOURCES

At March 31, 2012, cash and cash equivalents totaled $880,266. Although cash flows from operations during the three months ended March 31, 2012 were negative, we were able to finance our operations with cash balances carried over and related party loans. For the three months ended March 31, 2012, the Company borrowed zero from Mr. Jack Gao and made payments of approximately $10,040 back to him. For the three months ended March 31, 2012, the Company borrowed approximately $365,500 from Ms. Wei Guo and made repayments of approximately $33,285. As of March 31, 2012, the balance of loans from them amounted to $213,890 and $583,364 from Jack Gao and Wei Guo, respectively. During the three months ended March 31, 2012, the Company relied on loans from Jack Gao, our director and officer and Wei Guo, a stockholder, director and officer of Beitun.

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

Total future minimum rental lease commitments as of March 31, 2012 are as follows:

2012	$354,346
2013	370,900
Total	$725,246

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As of March 31, 2012, we carried out an evaluation, under the supervision, and with the participation of our principal executive officer and our principal financial officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

DATE: May 15, 2012

Consumer Capital Group, Inc.

By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
Principal Executive and Financial Officer

