Form 10-Q/A
period 2012-03-31
Consumer Capital Group, Inc.
filed 2012-05-31
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No   ☒

The number of shares outstanding of the Issuer’s Common Stock as of May 9, 2012 was 19,068,889 shares.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Filing Date”) solely for the purpose of changing the shares outstanding as of May 9, 2012 from 18,888,889 to 19,068,889.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the Original Filing Date. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 31, 2012

Consumer Capital Group, Inc.

/s/ JianminGao
JianminGao
President and Chief Executive Officer
Principal Executive and Financial Officer