Form 10-Q
period 2012-06-30
Consumer Capital Group, Inc.
filed 2012-08-14
CIK 1439299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of the registrant Common Stock as of August 10, 2012 was 19,068,889 shares.

CONSUMER CAPITAL GROUP INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSUMER CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash & cash equivalents	$418,718	$619,812
Restricted cash	—	827,000
Accounts receivable	785,300	214,744
Inventories	533,136	1,167,447
Prepaid expenses	153,850	336,144
Other receivables	37,343	30,037
Total current assets	1,928,347	3,195,184
Property and equipment, net	75,001	100,978
Other assets	289,608	580,395
Total noncurrent assets	364,609	681,373
Total assets	$2,292,956	$3,876,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$998,747	$1,344,866
Accrued liabilities	15,605	24,827
Deferred revenue	7,731	113,403
Taxes payable	15,680	40,814
Other payables	263,066	1,030,224
Related party payables	672,188	474,607
Total current liabilities	$1,973,017	$3,028,741
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,068,889 shares issued and outstanding as of June 30, 2012 and December 31, 2011	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital	2,973,225	2,973,225
Noncontrolling interest in subsidiary	4,104	4,240
Accumulated other comprehensive income	71,823	80,901
Accumulated deficit	(2,600,379)	(2,081,716)
Total stockholders’ equity	319,939	847,816
Total liabilities and stockholders’ equity	$2,292,956	3,876,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues – ecommerce	$135,591	$581,618	$1,143,346	$1,188,409
Net revenues – distribution	1,142,863	765,063	1,705,268	2,105,476
Total revenue	1,278,454	1,346,681	2,848,614	3,293,885
Cost of sales – distribution	1,130,445	750,707	1,676,002	2,076,865
Gross profit	148,009	595,974	1,172,612	1,217,020
Operating expenses:
Selling expenses	37,224	350,108	894,047	853,508
General & administrative expenses	350,426	580,289	847,779	1,787,761
Total operating expenses	387,650	930,397	1,741,826	2,641,269
Operating loss	(239,641)	(334,423)	(569,214)	(1,424,249)
Other income	14,506	19,836	50,804	100,794
Total other income	14,506	19,836	50,804	100,794
Loss before taxes	(225,135)	(314,587)	(518,410)	(1,323,455)
Provision for income taxes	28	15,776	159	72,320
Net loss	(225,163)	(330,363)	(518,569)	(1,395,775)
Less: Net income (loss) attributable to noncontrolling interest	(99)	255	94	798
Net loss attributable to Consumer Capital Group, Inc.	$(225,064)	$(330,618)	$(518,663)	$(1,396,573)
Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding – basic and diluted(1)	19,068,889	18,888,888	19,068,889	15,451,196
Net loss	$(225,163)	$(330,363)	$(518,569)	$(1,395,775)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(1,372)	(20,492)	(9,079)	(19,790)
Other comprehensive loss, net of tax	$(1,372)	$(20,492)	$(9,079)	$(19,790)
Comprehensive loss, net of tax	(226,535)	(350,855)	(527,648)	(1,415,565)
Attribute to:
Non-controlling interest	(314)	798	(136)	255
Consumer Capital Group, Inc.	$(226,221)	$(351,653)	$(527,512)	$(1,415,820)

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(518,569)	$(1,395,775)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	25,208	5,982
Common stock issued to service providers	289,902	50,772
Net loss attributable to non-controlling interest in subsidiary	(94)	(798)
Change in operating assets and liabilities:
Restricted cash	827,000	—
Accounts receivable	(575,493)	(185,073)
Other assets	—	(301)
Other receivables	(7,492)	54,631
Inventories	626,458	(267,525)
Prepaid expenses	180,475	117,530
Accounts payable	(335,150)	32,666
Accrued liabilities	(9,032)	(701,755)
Deferred revenue	(105,133)	(115,399)
Taxes payable	(24,886)	(398,842)
Other payables	(765,510)	(440)
Cash flows used in operating activities	(392,316)	(2,804,327)
Investing Activities
Acquisition of property and equipment	—	(23,702)
Cash flows used in investing activities	—	(23,702)
Financing Activities
Proceeds from issuing common stock	—	(33,530)
Proceeds from subscription of common stock	—	142,362
Proceeds from related parties	365,166	1,733,566
Payments to related parties	(164,137)	(716,805)
Cash flows provided by financing activities	201,029	1,125,593
Effect of exchange rate on cash and cash equivalents	(9,807)	(19,790)
Change in cash and cash equivalent during period	(201,094)	(1,722,226)
Cash and cash equivalents at beginning of period	619,812	3,015,219
Cash and cash equivalents at end of period	$418,718	$1,292,993
Supplemental disclosure of cash flow information
Income taxes paid	$159	$72,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. (“CCG” or the “Company”) was incorporated in Delaware on April 25, 2008. The accompanying condensed consolidated interim financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity (“Affiliated PRC Entity”) that is controlled through contractual arrangements. On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) E-commerce Technology Co., Ltd. and 100% of its stock rights of America Pine (Beijing) Bio-Tech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”).

On February 4, 2011, pursuant to a Plan and Agreement of Merger by and among Mondas Minerals Corp., its wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort, Mondas Minerals Corp. merged its wholly-owned subsidiary CCG Delaware into CCG California, with CCG California surviving and CCG Delaware ceasing to exist. On February 7, 2011, the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger. On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to a Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and CCG Name Sub ceasing to exist. Unless the context specifies otherwise, references to the “Company” refers to CCG California prior to the Merger and the Company, its subsidiaries and Affiliated PRC Entity combined after the Merger. The Company is principally engaged in the development and operation of its nationwide online retailing platform “Chinese Consumer Market Network” at www.ccmus.com, which provides a variety of manufacturers and distributors a platform to promote and sell products and services directly to consumers. The Company’s principal operations and geographic markets are in the People’s Republic of China (“PRC”).

Post Merger, Consumer Capital Group Inc. is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share. On February 4, 2011, Consumer Capital Group Inc. effected a reverse stock split (the “Stock Split”), as a result of which each 21.96 shares of Consumer Capital Group’s common stock then issued and outstanding was converted into one share of Mondas Minerals’ common stock.

Immediately prior to the Merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the Merger, Mondas Minerals issued 17,777,777 shares of its common stock in exchange for the issued and outstanding shares of common stock of CCG California. Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company’s common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company’s common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION  – (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2012 are as follows:

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION  – (continued)

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29, 2010	PRC	51%(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network contractual Service” and “Affiliated PRC Entity”)	November 26, 2010	PRC	0%(3)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1)	Wholly foreign owned entities (WFOE)
(2)	Joint venture
(3)	VIE

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION  – (continued)

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jian Min Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Services’ expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

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

SHARE PLEDGE AGREEMENT

The shareholders of Arki Network Service entered into a share pledge agreement with Arki Fuxin on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network Service to Arki Fuxin as collateral for all of the payments due to Arki Fuxin and to secure their obligations under the above agreements. The shareholders of Arki Network Service may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION  – (continued)

adverse effect on the rights or benefits of Arki Fuxin without Arki Fuxin’s preapproval. Arki Fuxin is entitled to transfer or assign in full or in part the shares pledged. In the event of default, Arki Fuxin as the pledgee, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment.

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

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards. Retail store vendors throughout China are signed up to our debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the six months ended June 30, 2012 and 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

BEITUN

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. (“Beitun Trading”). Beitun Trading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established on April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a net comprehensive loss of $527,648 for the six months ended June 30, 2012 and had an accumulated deficit of approximately $2.6 million as of June 30, 2012. The Company has a cash balance of $418,718 as of June 30, 2012. In both 2012 and 2011, the Company financed its operations through borrowings from directors and officers. Payables to related parties amounted to $672,188 as of June 30, 2012. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to control its administrative expenses in 2012 as well as further develop its sales from its main business.

REVERSE MERGER ACCOUNTING

Since former CCG California security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from CCG California, CCG California is deemed to be

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These condensed consolidated financial statements reflect the historical results of CCG California prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of Consumer Capital Group Inc. prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared in conformity with U.S. GAAP. All references to U.S. GAAP are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of the six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd. and America Arki (Fuxin) Network Management Co. Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The Company’s financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of June 30, 2012 and December 31, 2011, the cumulative translation adjustment of $71,823 and $80,901,

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

respectively, was classified as an item of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the six months ended June 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive loss was $9,079 and $19,790, respectively. For the three months ended June 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive loss was $1,372 and $20,492, respectively.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

E-commerce Revenue Recognition

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, we do not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, non-functional, product returns, and/or warranty defects are resolved between the customer and the vendor. We have no obligation for right of return and/or warranty for any of the sales completed using our website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

Our sales are net of promotional discounts and rebates and are recorded when the products are shipped and title passes to customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities that is based on volume of purchases, and other similar offers.

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $7,731 and $113,403 as of June 30, 2012 and December 31, 2011, respectively.

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the six months ended June 30, 2012 and 2011 were $513,644 and $588,135, respectively.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

COST OF SALES

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as “Cost of sales” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Selling Expenses” on our consolidated statements of operations.

SHIPPING ACTIVITIES

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of sales.”

NONCONTROLLING INTEREST

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated statement of comprehensive income and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

COMPREHENSIVE LOSS

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net loss and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective since the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People's Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2012 and 2011 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of June 30, 2012 and December 31, 2011 were $15,680 and $40,814, respectively.

LOSS PER SHARE

We calculate basic loss per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. We have no dilutive securities as of June 30, 2012 and December 31, 2011.

RESTRICTED CASH

As of June 30, 2012 and December 31, 2011, we held cash in escrow on behalf of an unrelated third party of zero and $827,000, respectively. The restricted cash represents a one- time deposit into our operating account. The full amount in escrow was returned to the third party in January 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. We consider many factors in assessing the collectability of our receivables, such as the age of the amounts due, the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three and six months ended June 30, 2012 and 2011 was zero and there was no allowance for doubtful accounts as of June 30, 2012 and December 31, 2011.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. We review our inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of June 30, 2012 and December 31, 2011, we determined that no reserves were necessary.

PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost and consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue. Either of these could result in the future impairment of long-lived assets.

SEGMENT REPORTING

We follow ASC 280, SEGMENT REPORTING. Our chief operating decision maker, who has been identified as the executive chairman of the board of directors and the chief executive officer, reviews the individual results of the e-commerce and distribution businesses when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, we have two reportable segments. Our operating businesses are organized and based on the nature of markets and customers. As our long-lived assets are substantially all located in the PRC and substantially all our revenues are derived from within the PRC, no geographical segments are presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, other assets, and other payables. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, we recorded an asset to be amortized over the term of the consulting contract, that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the stock-based payment are amortized to expense over the term of the contract. The carrying value of cash and cash equivalents, accounts receivable, other assets, and other payables approximate their fair value due to their short-term maturities.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $289,901 and $50,772 for the six months ended June 30, 2012 and 2011, respectively. We have Share-based compensation expenses amounted to $144,950 and $24,951 for the three months ended June 30, 2012 and 2011, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, restricted cash, and inventory. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2012 and December 31, 2011, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. As of June 30, 2012, there are no U.S. bank accounts exceeding the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose us to losses for amounts in excess of insured balances. As of June 30, 2012 and December 31, 2011, our bank balances with the banks in U.S. exceeded the insured amount by zero and $587,183, respectively. As of June 30, 2012 and December 31, 2011, our bank balances with the Banks in PRC amounted $418,358 and $609,629, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the three and six months ended June 30, 2012 and 2011, respectively. There were no customers that accounted for over 10% of accounts receivable as of June 30, 2012 and December 31, 2011, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, Beijing Dealer, and FuxinFuling Baoyu Agate Technology Development Center comprised 21.7% or $23,186, 44.9% or $47,885, 22.2% or $23,730, and 13.5% or $14,452, respectively, of accounts payable as of June 30, 2012, respectively. There were no vendors that accounted for over 10% of accounts payable as of December 31, 2011.

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 75.5% or $11,473,903 and 20.2% or $393,764, respectively, of total revenues for Beitun for the six months ended June 30, 2012. Shanghai Hormel Ltd. and

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Shanghai Fuxi Company comprised 65.1% or $840,666 and 28.9% or $373,614, respectively, of total revenues for Beitun for the three months ended June 30, 2012. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 60.5% or $474,840 and 29.8% or $234,212, respectively, of accounts receivable as of June 30, 2012.

Shanghai Hormel Ltd., Shuanghui Company and Shanghai Fuxi Company comprised 54.6% or $1,299,260, 17.8% or $422,833, and 17.3% or $411,765, respectively, of total revenues for Beitun for the six months ended June 30, 2011. Shanghai Hormel Ltd. comprised 96.5% or $823,844 of total revenues for Beitun for the three months ended June 30, 2011. Shanghai Hormel Ltd. and Fucheng Inc. comprised 73.6% or $158,077 and 26.4% or $56,667, respectively, of accounts receivable as of December 31, 2011.

Shuanghui Company and Xileng Inc. comprised 34.8% or $441,852 and 64.6% or $820,138, respectively, of total purchases for the distribution business for the six months ended June 30, 2012. Shuanghui Company and Xileng Inc. comprised 13.0% or $123,725 and 86.1% or $820,138, respectively, of total purchases for the distribution business for the three months ended June 30, 2012. Changxinchang Food Inc. and Xileng Inc. comprised 41.8% or $368,794, and 38.2% or $336,754 of accounts payable as of June 30, 2012, respectively.

Shuanghui Group, Xileng Inc. and Shunxinpengcheng Inc., comprised 47.8% or $1,163,628, 24.4% or $593,134, and 20.8% or $506,548, respectively, of total purchases for the distribution business for the six months ended June 30, 2011. Shuanghui Group, Xileng Inc. and Changxinchang Food Inc., comprised 66.7% or $592,517, 14.1% or $125,389, and 16.9% or $150,244, respectively, of total purchases for the distribution business for the three months ended June 30, 2011. Xileng Inc. and Changxinchang Food Inc., comprised 53.1% or $666,582 and 29.7% or $372,309, respectively, of accounts payable as of December 31, 2011, respectively.

CURRENCY CONVERTIBILITY RISK

We transact all of our business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC.

Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately -0.94% and 1.98% for the six months ended June 30, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

BUSINESS RISK

Foreign ownership of Internet-based businesses is subject to significant restrictions under current PRC laws and regulations. Foreign investors are not allowed to own more than a 50% equity interest in any entity with an Internet content distribution business. Currently, we conduct our operations in China through a series of contractual arrangements entered into among Arki (Beijing) E-Commerce Technology Corp., America Arki (Fuxin) Network Management Co. Ltd. and America Arki Network Service Beijing Co., Ltd. The relevant regulatory authorities may find the current ownership structure, contractual arrangements and businesses to be in violation of any existing or future PRC laws or regulations. If so, the relevant regulatory authorities would have broad discretion in dealing with such violations.

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

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended June 30, 2012 and adoption of this new guidance did not have a material impact on our consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this new guidance as of and for the interim period ended June 30, 2012.

Not adopted

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS  – (continued)

case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not expect a material impact on our consolidated financial statements.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements.

NOTE 4 — ACCOUNTS RECEIVABLES

Accounts receivable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts receivable	$785,300	$214,744

NOTE 5 — INVENTORIES

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Finished goods – packaged food	$533,136	$1,167,447
Less: reserve for inventory	—	—
Total inventories	$533,136	$1,167,447

NOTE 6 — PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Prepaid professional fees and salaries	$—	$93,600
Prepaid services	46,397	50,644
Prepaid taxes	73,481	158,046
Prepaid rent	33,972	33,854
Total prepaid expenses	$153,850	$336,144

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Office equipment & computers	$20,324	$20,518
Leasehold improvement	85,911	86,730
Equipment	9,188	9,277
Vehicles	17,359	17,433
Office furniture & fixtures	40,628	41,015
	173,410	174,973
Less: Accumulated depreciation	98,409	73,995
Total property & equipment, net	$75,001	$100,978

For the six months ended June 30, 2012 and 2011, depreciation expense was $25,208 and $5,982, respectively. For the three months ended June 30, 2012 and 2011, depreciation expense was $8,899 and $2,478, respectively.

NOTE 8 — OTHER ASSETS

Other assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Common stock issued for services	$196,632	$486,533
Deposit for office	92,976	93,862
Total other assets	$289,608	$580,395

Common stock issued for prepaid consulting services amounted to $196,632 and $486,533 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, it included $180,000 prepaid consulting services to our public relationship service provider and $16,632 prepaid consulting fee to two consultants. As of December 31, 2011, it included $420,000 prepaid consulting services to our public relationship service provider and $66,533 prepaid consulting fee to two consultants. Amortization for the six months ended June 30, 2012 and 2011 was $289,901 and $50,772, respectively. Amortization for the three months ended June 30, 2012 and 2011 was $144,950 and $24,951, respectively.

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued payroll	$15,605	$22,652
Other	—	2,175
Total accrued liabilities	$15,605	$24,827

NOTE 10 — OTHER PAYABLES

Other payables amounted $263,066 and $1,030,224 as of June 30, 2012 and December 31, 2011, respectively. As of December 31, 2011, other payables include an escrow deposit of $827,000 from an unrelated party in December 2011. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012. Other payables also include other payables to unrelated parties and are interest free.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 11 — STOCKHOLDERS’ EQUITY

Our stockholder base consisted of approximately 6,577 stockholders as of June 30, 2012.

COMMON STOCK

Immediately prior to the closing of the Merger on February 4, 2011, there were 2,500,000 issued and outstanding shares of our common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of our common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

NOTE 12 — SHARE BASED COMPENSATION

We apply ASC 718, Compensation-Stock Compensation, to account for our service providers’ share-based payments. We issued Common stock to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, we determine whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $289,901 and $50,772 for the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expenses amounted to $144,950 and $24,951 for the three months ended June 30, 2012 and 2011, respectively.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 12 — SHARE BASED COMPENSATION  – (continued)

A summary of share-based compensation activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2011	910,644	$0.22	$166,333
Granted	180,000	4.00	720,000
Cancelled	—	—	—
Forfeited/Amortized	—	—	(399,800)
Share-based compensation outstanding at January 1, 2012	1,090,644	0.84	486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	(289,901)
Share-based compensation outstanding at June 30, 2012	1,090,644	$0.84	$196,632

On December 28, 2011, we issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The share issuance date is different than the service date is due to some administrative processes that delayed the issuance date. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the six months ended June 30, 2012, $240,000 was amortized to general and administrative expense. For the three months ended June 30, 2012, $120,000 was amortized to general and administrative expense. The remaining $180,000 balance is reflected in prepaid expenses as of June 30, 2012.

The future amortization expense as of June 30, 2012 is as follows:

2012	$196,632
Total	$196,632

NOTE 13 — RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 13 — RELATED PARTIES  – (continued)

b) The Company had the following related party balances at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Loan from Mr. Jack Gao	$209,898	$220,657
Loan from Ms. Shasha Liu	1,800	2,500
Loan from Mr. Fei Gao	1,893	773
Loan from Ms. Wei Guo	458,597	250,677
Total related party payables	$672,188	$474,607

The related party payable are non-interest bearing and have no specified maturity date. Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the six months ended June 30, 2012, the Company borrowed zero from Mr. Jack Gao and made payments of $10,759 back to him. For the six months ended June 30, 2012, the Company borrowed $358,880 from Ms. Wei Guo and made repayments of $150,960. For the six months ended June 30, 2012, the Company borrowed $1,120 from Mr. Fei Gao and made payments of zero back to him. For the six months ended June 30, 2012, the Company borrowed approximately zero from Ms. Shasha Liu and made repayments of $700.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expires on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility totaled $15,402 for the six months ended June 30, 2012. Rent expense for this facility totaled $7,701 for the three months ended June 30, 2012.

On October 21, 2010, Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses totaled $184,986 for the six months ended June 30, 2012. Rent expenses totaled $92,493 for the three months ended June 30, 2012. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses totaled $37,554 for the six months ended June 30, 2012. Rent expenses totaled $18,777 for the three months ended June 30, 2012. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532.

Total future minimum rental lease commitments as of June 30, 2012 are as follows:

2012	$202,855
2013	316,700
Total	$519,555

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 15 — BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 2 — Summary of Significant Accounting Policies.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of June 30, 2012 and December 31, 2011, can be found below.

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

	For the six months ended June 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,143,346	$1,705,268	$2,848,614
Cost of sales	—	1,676,002	1,676,002
Gross profit	1,143,346	29,266	1,172,612
Operating expenses:
Selling expenses	867,233	26,814	894,047
General and administrative	845,678	2,101	847,779
Total operating expenses	1,712,911	28,915	1,741,826
Operating income (loss)	(569,565)	351	(569,214)
Other income (expense)	50,804	—	50,804
Income (loss) before taxes	(518,761)	351	(518,410)
Provision for income taxes	—	159	159
Net income (loss)	(518,761)	192	(518,569)
Net income attributable to non controlling interest	—	94	94
Net income (loss) attributable to Consumer Capital Group, Inc.	(518,761)	98	(518,663)
Net income (loss)	(518,761)	192	(518,569)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(9,079)	—	(9,079)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	—	(230)	(230)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(9,079)	230	(8,849)

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 15 — BUSINESS SEGMENT REPORTING  – (continued)

	For the six months ended June 30, 2012
	E-Commerce	Food Distribution	Consolidated
Comprehensive income (loss), net of tax	(527,840)	192	(527,648)
Less: Comprehensive income attributable to noncontrolling interest	(136)	—	(136)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(527,704)	192	(527,512)

	For the three months ended June 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$135,591	$1,142,863	$1,278,454
Cost of sales	—	1,130,445	1,130,445
Gross profit	135,591	12,418	148,009
Operating expenses:
Selling expenses	25,690	11,534	37,224
General and administrative	349,366	1,060	350,426
Total operating expenses	375,056	12,594	387,650
Operating income (loss)	(239,466)	(175)	(239,641)
Other income (expense)	14,506	—	14,506
Income (loss) before taxes	(224,960)	(175)	(225,135)
Provision for income taxes	—	28	28
Net income (loss)	(224,960)	(203)	(225,163)
Net income attributable to non controlling interest	—	(99)	(99)
Net income (loss) attributable to Consumer Capital Group, Inc.	(224,960)	(104)	(225,064)
Net income (loss)	(224,960)	(203)	(225,163)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,372)	—	(1,372)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	—	(215)	(215)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(1,372)	215	(1,157)
Comprehensive income (loss), net of tax	(226,332)	(203)	(226,535)
Less: Comprehensive income attributable to noncontrolling interest	(314)	—	(314)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(226,018)	(203)	(226,221)

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 15 — BUSINESS SEGMENT REPORTING  – (continued)

	For the six months ended June 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,188,409	$2,105,476	$3,293,885
Cost of sales	—	2,076,865	2,076,865
Gross profit	1,188,409	28,611	1,217,020
Operating expenses:
Selling expenses	830,730	22,778	853,508
General and administrative	1,783,923	3,838	1,787,761
Total operating expenses	2,614,653	26,616	2,641,269
Operating income (loss)	(1,426,244)	1,995	(1,424,249)
Other income (expense)	100,794	—	100,794
Income (loss) before taxes	(1,325,450)	1,995	(1,323,455)
Provision for income taxes	71,474	846	72,320
Net income (loss)	(1,396,924)	1,149	(1,395,775)
Net income attributable to non controlling interest	—	798	798
Net income (loss) attributable to Consumer Capital Group, Inc.	(1,396,924)	351	(1,396,573)
Net income (loss)	(1,396,924)	1,149	(1,395,775)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(19,790)	—	(19,790)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	—	(543)	(543)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(19,790)	543	(19,247)
Comprehensive income (loss), net of tax	(1,416,714)	1,149	(1,415,565)
Less: Comprehensive income attributable to noncontrolling interest	255	—	255
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(1,416,969)	1,149	(1,415,820)

	For the three months ended June 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$581,618	$765,063	$1,346,681
Cost of sales	—	750,707	750,707
Gross profit	581,618	14,356	595,574
Operating expenses:
Selling expenses	338,674	11,434	350,108
General and administrative	577,885	2,404	580,289
Total operating expenses	916,559	13,838	930,397
Operating income (loss)	(334,941)	518	(334,423)
Other income (expense)	19,836	—	19,836

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 15 — BUSINESS SEGMENT REPORTING  – (continued)

	For the three months ended June 30, 2011
	E-Commerce	Food Distribution	Consolidated
Income (loss) before taxes	(315,105)	518	(314,587)
Provision for income taxes	15,299	477	15,776
Net income (loss)	(330,404)	41	(330,363)
Net income attributable to non controlling interest	—	255	255
Net income (loss) attributable to Consumer Capital Group, Inc.	(330,404)	(214)	(330,618)
Net income (loss)	(330,404)	41	(330,363)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(20,487)	(5)	(20,492)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	—	543	543
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(20,487)	(548)	(21,035)
Comprehensive income (loss), net of tax	(350,891)	36	(350,855)
Less: Comprehensive income attributable to noncontrolling interest	798	—	798
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(351,689)	36	(351,653)

NOTE 16 — INCOME TAX EXPENSE

Prior to January 1, 2008, PRC enterprise income tax (EIT), was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the “New EIT Law”) in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Dividends paid by PRC subsidiaries of the Company out of the profits earned after December 31, 2007 to non-PRC tax resident investors would be subject to PRC withholding tax. The withholding tax is 10%, unless a foreign investor’s tax jurisdiction has a tax treaty with China that provides for a lower withholding tax rate.

Loss before income taxes consists of:

	For the six months ended June 30,
	2012	2011
Non-PRC	$(477,006)	$(620,159)
PRC	(41,404)	(703,296)
	$(518,410)	$(1,323,455)

There was no deferred tax expense for the six months ended June 30, 2012 and 2011. The income tax expenses amounted $159 and $72,320 for the six months ended June 30, 2012 and 2011, respectively. The income tax expenses amounted $28 and $15,776 for the three months ended June 30, 2012 and 2011, respectively. The PRC income tax returns for fiscal year 2006 through fiscal year 2011 remain open for examination.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 16 — INCOME TAX EXPENSE  – (continued)

The components of deferred taxes are as follows at June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
Deferred tax assets, current portion
Amortization of fair value of stock for services	$57,980	$131,934
Deferred revenue	1,546	28,351
Total deferred tax assets, current portion	59,526	160,285
Valuation allowance	(59,526)	(160,285)
Deferred tax assets, current portion, net	$—	$—
Deferred tax assets, non-current portion
Fixed assets	$5,042	$14,473
Net operating losses	520,076	553,475
Total deferred tax assets, non-current portion	525,118	567,948
Valuation allowance	(525,118)	(567,948)
Deferred tax assets, non-current portion, net	$—	$—

As of June 30, 2012, the Company had an accumulated deficit of $2,600,379 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards expire in various years through 2031 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of June 30, 2012, the operations in the United States of America incurred $1,613,825 of cumulative net operating losses that can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $584,644 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC tax law provides a (3 – 5 years) statute of limitation and our income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the six months ended June 30, 2012 and 2011, there were no penalties and interest.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 17 — LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$225,163	$330,363	$518,569	$1,395,775
Net loss attributable to common stockholders for computing basic and diluted loss per common share	225,064	330,618	518,663	1,396,573
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,889	18,888,888	19,068,889	15,451,196
Basic and diluted loss per share	$0.01	$0.02	$0.03	$0.09

For the six months ended June 30, 2012 and 2011, there were no common stock equivalents for computing diluted loss per share.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited)

NOTE 17 — LOSS PER SHARE  – (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this Quarterly Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

OVERVIEW

We are primarily engaged in three different businesses: e-commerce services, meat distribution, and debit card business. We operate an online retail platform at www.ccmus.com in China through Arki (Beijing) E-Commerce Technology Corp., our wholly owned PRC subsidiary. We also have an online retail platform at www.ccgusa.us in the United States. Our meat distribution business is operated through Beijing Beitun Trading Co., Ltd., or Beijing Beitun, in which we own a 51% equity interest. The debit card business is operated through Fuxin, our wholly owned PRC subsidiary.

Our online retail platforms allow third-party merchants to sell their general merchandise products directly to consumers in the PRC and the U.S. We charge third-party merchants service fees of approximately 5% of the total purchase price for selling their general merchandise on our website. We also receive advertising fees from third-party merchants if they advertise products on our website. We differentiate ourselves from other e-commerce service providers by providing a variety of incentives to our existing customers in the PRC. Our member customers obtain bonus points for each purchase, which can be used to redeem cash value in their next purchase. When our customers’ accumulated purchases exceed pre-set thresholds, they will be upgraded to a higher membership level and will be entitled to additional incentives such as special discounts and higher bonus points on subsequent purchases. Our member customers may also receive awards from our daily sweepstakes program.

Through Beijing Beitun, Ltd., we purchase meats from suppliers and distribute them to restaurants and food producers in the PRC.

We collaborate with Bank of Fuxin to issue cobranded debit cards. We charge participating merchants transaction fees of 1% to 5% for each purchase using our cobranded debit cards. Our cardholders obtain cash refunds and bonus points for each purchase, which can be used to redeem cash value in their purchases on our online retail platform. As of June 30, 2012, we had not realized any revenue from this business.

Our net revenues for the three months ended June 30, 2012 decreased to $1,278,454 from $1,346,681 for the three months ended June 30, 2011, a decrease of $68,227 or 5.1%. Our net revenues from e-commerce business for the three months ended June 30, 2012 decreased to $135,591 from $581,618 for the three months ended June 30, 2011, a decrease of $446,027 or 76.7%. The decrease was primarily due to a significant decrease in sales resulting from the change of our sales team and less successful promotion activities. Our net revenues from our meat distribution business for the three months ended June 30, 2012 increased to $1,142,863 in the three months ended June 30, 2012 from $765,063 for the three months ended June 30, 2011, an increase of $377,800 or 49.4%. The increase was primarily due to an increase in sales as a result of increased sales staff after Chinese New Year holiday.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and June 30, 2011

Net Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not realized any revenue from our debit card business. Our net revenues for the three months ended June 30, 2012 decreased to $1,278,454 from $1,346,681 for the three months ended June 30, 2011, a decrease of $68,227 or 5.1%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Net revenue – e-commerce business	$135,591	$581,618	$(446,027)	(76.7)%
Net revenue – meat distribution business	1,142,863	765,063	377,800	49.4%
Total Revenue	$1,278,454	$1,346,681	$(68,227)	(5.1)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended June 30, 2012 decreased to $135,591 from $581,618 for the three months ended June 30, 2011, a decrease of $446,027 or 76.7%. The decrease was primarily due to a significant decrease in sales resulting from the change of our sales team and less successful promotion activities.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended June 30, 2012 increased to $1,142,863 in the three months ended June 30, 2012 from $765,063 for the three months ended June 30, 2011, an increase of $377,800 or 49.4%. The increase was primarily due to an increase in sales as a result of increased sales staff after Chinese New Year holiday.

Cost of Sales

Cost of sales include costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the three months ended June 30, 2012 increased to $1,130,445 from $750,707 for the three months ended June 30, 2011, an increase of $379,738 or 50.6%. The increase was in line with the increase in revenues in our meat distribution business.

Gross Profit

Our gross profit for the three months ended June 30, 2012 decreased to $148,009 from $595,974 for the three months ended June 30, 2011, a decrease of $447,965 or 75.2%. The decrease was primarily due to a decrease in e-commerce sales. Our gross profit margin for the three months ended June 30, 2012 decreased to 11.6% from 44.3% for the three months ended June 30, 2011. The decrease was primarily due to revenues from the meat distribution business accounting for a much higher percentage of our total revenue, which has a lower profit margin than the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended June 30, 2012 decreased to $387,650 from $930,397 for the three months ended June 30, 2011, a decrease of $542,747 or 58.3%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Selling expenses for e-commerce business	$25,690	$338,674	$(312,984)	(92.4)%
Selling expenses for meat distribution business	11,534	11,434	100	0.9%
Sub-total	37,224	350,108	(312,884)	(89.4)%
General & administrative expenses for e-commerce business	349,366	579,002	(229,636)	(39.7)%
General & administrative expenses for meat distribution business	1,060	1,287	(227)	(17.6)%
Sub-total	350,426	580,289	(229,863)	(39.6)%
Total	$387,650	$930,397	$(542,747)	(58.3)%

Selling expenses for the three months ended June 30, 2012 decreased to $37,224 from $350,108 for the three months ended June 30, 2011, a decrease of $312,884 or 89.4%. Selling expenses for the e-commerce business for the three months ended June 30, 2012 decreased to $25,690 from $338,674 the three months ended June 30, 2011, a decrease of $312,984 or 92.4%. The decrease was primarily because rewards expenses that have been expired were written off. Selling expenses for the meat distribution business for the three months ended June 30, 2012 and 2011 were $11,534 and $11,434, respectively.

General and administrative expenses for the three months ended June 30, 2012 decreased to $350,426 from $580,289 for the three months ended June 30, 2011, a decrease of $229,863, or 39.6%. The decrease was primarily because we incurred professional expenses for the three months ended June 30, 2011 in relation to our public offering in February in 2011.

Six months Ended June 30, 2012 and June 30, 2011

Net Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not realized any revenue from our debit card business. Our net revenues for the six months ended June 30, 2012 decreased to $2,848,614 from $3,293,885 the six months ended June 30, 2011, a decrease of $445,271 or 13.5%.The following table sets forth a breakdown of our revenues for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Net revenue – e-commerce business	$1,143,346	$1,188,409	$(45,063)	(3.8)%
Net revenue – meat distribution business	1,705,268	2,105,476	(400,208)	(19.0)%
Total Revenue	$2,848,614	$3,293,885	$(445,271)	(13.5)%

E-commerce Business

Our net revenues from e-commerce business for the six months ended June 30, 2012 decreased to $1,143,346 from $1,188,409 the six months ended June 30, 2011, a decrease of $45,063 or 3.8%. The decrease was primarily due to less successful sales and marketing activities and sales team restructuring.

Meat Distribution Business

Our net revenues from meat distribution business for the six months ended June 30, 2012 decreased to $1,705,268 in the six months ended June 30, 2012 from $2,105,476 for the six months ended June 30, 2011, a decrease of $400,208 or 19.0%. The decrease was primarily due to a temporary shortage of sales staff during the Chinese New Year holiday period in January and February 2012.

Cost of Sales

Cost of sales include costs of our products, shipping charges from the suppliers and to our customers, and costs of packing material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the six months ended June 30, 2012 decreased to $1,676,002 from $2,076,865 for the six months ended June 30, 2011, an increase of $400,863 or 19.3%.

Gross Profit

Our gross profit for the six months ended June 30, 2012 decreased to $1,172,612 from $1,217,020 for the six months ended June 30, 2011, a decrease of $44,408 or 3.6%. Our gross profit margin for the six months ended June 30, 2012 increased to 41.2% from 36.9% for the six months ended June 30, 2011. The increase was primarily due to a decrease in revenues from the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the six months ended June 30, 2012 decreased to $1,741,826 from $2,641,269 for the six months ended June 30, 2011, a decrease of $899,443 or 34.1%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Selling expenses for e-commerce business	$867,233	$830,730	$36,503	4.4%
Selling expenses for meat distribution business	26,814	22,778	4,036	17.7%
Sub-total	894,047	853,508	40,539	4.7%
General & administrative expenses for e-commerce business	845,678	1,783,923	(938,245)	(52.6)%
General & administrative expenses for meat distribution business	2,101	3,838	(1,737)	(45.3)%
Sub-total	847,779	1,787,761	(939,982)	(52.6)%
Total	$1,741,826	$2,641,269	$(899,443)	(34.1)%

Selling expenses for the six months ended June 30, 2012 increased to $894,047 for the six months ended June 30, 2012 from $853,508 for the six months ended June 30, 2011, an increase of $40,539 or 4.7%. Selling expenses for the e-commerce business for the six months ended June 30, 2012 increased to $867,233 from $830,730 for the six months ended June 30, 2011, an increase of $36,503 or 4.4%. The increase was primarily due to an increase in salaries of our sales staff as a result of our sales team restructuring. Selling expenses for the meat distribution business for the six months ended June 30, 2012 increased to $26,814 from $22,778 for the six months ended June 30, 2011, an increase of 4,036 or 17.7%. The increase was primarily due to an increase in storage expenses.

General and administrative expenses for the six months ended June 30, 2012 decreased to $847,779 from $1,787,761 for the six months ended June 30, 2011, a decrease of $939,982, or 52.6%. The decrease was primarily because we incurred significant professional expenses in relation to our public offering in February 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

	Six months ended June 30,
Net cash provided by/(used in)	2012	2011
Operating activities	$(392,316)	$(2,804,327)
Investing activities	$—	$(23,702)
Financing activities	$201,029	$1,125,593
Net decrease in cash and cash equivalents	$(191,287)	$(1,702,436)

Our cash and cash equivalents were $418,718 as of June 30, 2012, compared to $619,812 as of December 31, 2011, a decrease of $201,094 or 32.4%. The decrease was primarily due to a decrease in cash provided by financing activities offset by a decrease in cash used in operating and investing activities.

Operating Activities

The net cash used in operating activities was $392,316 for the six months ended June 30, 2012, compared to $2,804,327 for the six months ended June 30, 2011, a decrease of $2,412,011 or 86.0%. The decrease was primarily due to increases in inventories and restricted cash, and decreases in accrued liabilities and tax payables, offset by increases in other payables and accounts payables and a decrease in accounts receivables.

Investing Activities

The net cash used in investing activities was nil for the six months ended June 30, 2012, compared to $23,702 for the six months ended June 30, 2011. The decrease was primarily because we incurred expenses for the office renovation in the six months ended June 30, 2011.

Financing Activities

The net cash provided by financing activities was $201,029 for the six months ended June 30, 2012, compared to $1,125,593 for the six months ended June 30, 2011. The decrease was primarily due to a decrease in proceeds from related parties offset by a decrease in payments to related parties.

Capital Resources

We had negative cash flows from our operations for the six months ended June 30, 2012. We relied on cash balances carried over and loans from related parties to finance our operations. As of June 30, 2012, we had outstanding loans of $209,898 and $458,597 due to Mr. Jack Gao and Ms. Wei Guo, respectively.

There can be no assurance that we will be able obtain raise sufficient funds for our operations and future developments, or any investments we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through potential equity and debt offerings, debt financing, or a combination of the foregoing. There can be no assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our vendors and titles are passed to the customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as net amounts in “Net revenues.” The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $7,731 and $113,403 as of June 30, 2012 and December 31, 2011, respectively.

Distribution Revenue Recognition

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers. Return allowances, which reduce product revenue, are estimated by using historical experience. Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

Reward Programs

The Reward Programs are limited to customers residing in China. Customers may earn reward points by purchasing products and services from the Company. Points are earned based on the amounts and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings in our daily “Lucky Drawing” for chances to win cash prizes. In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. The membership status entitles the holder to certain discounts on future purchases of selected items on our website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the six months ended June 30, 2012 and 2011 were $513,644 and $588,135, respectively. These benefit expenses for the three months ended June 30, 2012 and 2011 were $(58,220) and $236,165, respectively. The decrease was because during the quarter ended June 30, 2012 the Company wrote off those rewards that had expired.

Cost Of Sales

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as “Cost of sales” upon the sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Selling Expenses” on our consolidated statements of operations.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of sales.”

Accounts Receivable

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three and six months ended June 30, 2012 and 2011 was zero, and there was no allowance for doubtful accounts for accounts receivable at June 30, 2012 and December 31, 2011.

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

Share-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation, to account for its service providers’ share-based payments. Common stock of the Company was issued to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $289,901 and $50,772 for the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expenses amounted to $144,950 and $24,951 for the three months ended June 30, 2012 and 2011, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of our internal control over financial reporting in connection with this quarterly report for the quarter ended June 30, 2012, our chief executive officer and chief financial officer concluded that we continued to have the following material weakness in our internal control over financial reporting for the quarter ended June 30, 2012:

•	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2012 were not effective.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hiring additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S.GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continuing to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any of our subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

DATE: August 14, 2012

Consumer Capital Group, Inc.

By:	Jianmin Gao President and Chief Executive Officer Principal Executive and Financial Officer