Form 10-Q
period 2012-09-30
Consumer Capital Group, Inc.
filed 2012-11-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-152330

Consumer Capital Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2517432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Park Avenue, 16th Floor, New York 10017 (Address of Principal Executive Offices)(Zip code)
(212) 880-6400
(Registrant’s telephone number, including area code)

35 North Lake Avenue, Suite 280, Pasadena, CA 91101
(Former Address of Principal Executive Offices)(Zip code)

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

The number of shares outstanding of the registrant Common Stock as of November 14, 2012 was 19,068,889 shares.

CONSUMER CAPITAL GROUP INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSUMER CAPITAL GROUP, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash & cash equivalents	$276,301	$619,812
Restricted cash	-	827,000
Accounts receivable	261,505	214,744
Inventories	1,100,698	1,167,447
Prepaid expenses	363,546	336,144
Other receivables	11,025	30,037
Total current assets	2,013,075	3,195,184

Property and equipment, net	68,522	100,978
Other assets	153,980	580,395
Total noncurrent assets	222,502	681,373

Total assets	$2,235,577	$3,876,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,510,084	$1,344,866
Accrued liabilities	12,912	24,827
Deferred revenue	692	113,403
Taxes payable	13,423	40,814
Other payables	203,603	1,030,224
Loan payable - unrelated party	48,464	-
Related party payables	540,006	474,607
Total current liabilities	2,329,184	3,028,741

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized
19,068,889 shares issued and outstanding as of September 30, 2012 and December 31, 2011	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital	2,973,225	2,973,225
Non-controlling interest in subsidiary	(466)	4,240
Accumulated other comprehensive income	69,131	80,901
Accumulated deficit	(3,006,663)	(2,081,716)
Total stockholders' equity (deficit)	(93,607)	847,816

Total liabilities and stockholders' equity (deficit)	$2,235,577	$3,876,557

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues - ecommerce	$13,671	$449,084	$1,157,017	$1,637,493
Net revenues - distribution	2,188,939	1,861,485	3,894,207	3,966,961
Total revenue	2,202,610	2,310,569	5,051,224	5,604,454
Cost of sales - distribution	2,166,039	1,842,721	3,842,041	3,919,587
Gross profit	36,571	467,848	1,209,183	1,684,867

Operating expenses:
Selling expenses	59,584	429,867	953,631	1,283,376
General & administrative expenses	387,640	223,771	1,235,419	2,011,532
Total operating expenses	447,224	653,638	2,189,050	3,294,908

Operating loss	(410,653)	(185,790)	(979,867)	(1,610,041)

Other income	(64)	12,935	50,740	113,729
Total other income	(64)	12,935	50,740	113,729

Loss before taxes	(410,717)	(172,855)	(929,127)	(1,496,312)

Provision for income taxes	365	1,499	524	73,820

Net loss	(411,082)	(174,354)	(929,651)	(1,570,132)
Less: Net income (loss) attributable to Non-controlling interest	(4,798)	1,788	(4,704)	2,585
Net loss attributable to Consumer Capital Group, Inc.	$(406,284)	$(176,142)	$(924,947)	$(1,572,717)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	18,888,888	19,068,889	16,609,686

Net loss	$(411,082)	$(174,354)	$(929,651)	$(1,570,132)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(2,691)	(32,434)	(11,770)	(52,224)
Other comprehensive loss, net of tax	$(2,691)	$(32,434)	$(11,770)	$(52,224)

Comprehensive loss, net of tax	(413,773)	(206,788)	(941,421)	(1,622,356)
Attribute to:
Non-controlling interest	(4,570)	1,517	(4,706)	2,619
Consumer Capital Group, Inc.	$(409,203)	$(208,305)	$(936,715)	$(1,624,975)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

  The accompanying notes are an integral part of these condensed consolidated financial statements

CONSUMER CAPITAL GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(924,947)	$(1,572,717)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	32,358	9,448
Common stock issued to service providers	426,533	74,850
Cancellation of stock to service providers	-	(35,125)
Net loss attributable to non-controlling interest in subsidiary	(4,704)	2,585
Change in operating assets and liabilities:
Restricted cash	827,000	-
Accounts receivable	(46,168)	81,191
Other assets	-	(2,714)
Other receivables	18,927	(6,302)
Inventories	67,747	(509,228)
Prepaid expenses	(26,292)	101,584
Accounts payable	162,401	481,945
Accrued liabilities	(11,864)	(699,940)
Deferred revenue	(112,074)	(107,927)
Taxes payable	(27,250)	(491,177)
Other payables	(777,989)	241,381

Cash flows used in operating activities	(396,322)	(2,432,146)

Investing Activities
Acquisition of property and equipment	-	(23,218)
Cash flows used in investing activities	-	(23,218)

Financing Activities
Proceeds from related parties	1,539,125	2,366,992
Payments to related parties	(1,474,555)	(2,102,562)
Cash flows provided by financing activities	64,570	264,430

Effect of exchange rate on cash and cash equivalents	(11,759)	(49,637)

Change in cash and cash equivalent during period	(343,511)	(2,240,571)

Cash and cash equivalents at beginning of period	619,812	3,015,219

Cash and cash equivalents at end of period	$276,301	$774,648

Supplemental disclosure of cash flow information
Income taxes paid	$11,828	$73,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2012 are as follows:

Consumer Capital Group Inc.
100%
100%
100%
51%
Arki (Beijing) E-commerce Technology Corp.
America Pine (Beijing) Bio-Tech Inc.
America Arki (Fuxin) Network Management Co. Ltd.
Beijing Beitun Trade Co.
(Contractual Arrangements)
(Contractual Arrangements)
America Arki Network Service Beijing Co., Ltd.

			Percentage of
	Date of	Place of	Ownership by		Principal
Company	Establishment	Establishment	the Company		Activities

Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations

Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100	%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”

Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29, 2010	PRC	51	%(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company

America Arki Network Service Beijing Co. Ltd. (“Arki Network contractual Service” and “Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(3)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1)	Wholly foreign owned entities (WFOE)

(2)	Joint venture

(3)	VIE

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

SHARE PLEDGE AGREEMENT

The shareholders of Arki Network Service entered into a share pledge agreement with Arki Fuxin on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network Service to Arki Fuxin as collateral for all of the payments due to Arki Fuxin and to secure their obligations under the above agreements. The shareholders of Arki Network Service may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an adverse effect on the rights or benefits of Arki Fuxin without Arki Fuxin’s preapproval. Arki Fuxin is entitled to transfer or assign in full or in part the shares pledged. In the event of default, Arki Fuxin as the pledge, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment.

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

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards. Retail store vendors throughout China are signed up to our debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent onwww.ccmus.com. For the nine months ended September 30, 2012 and 2011, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a net comprehensive loss of $941,421 for the nine months ended September 30, 2012 and had an accumulated deficit of approximately $3.0 million as of September 30, 2012. The Company has a cash balance of $276,301 as of September 30, 2012. In both 2012 and 2011, the Company financed its operations through borrowings from directors and officers. Payables to related parties amounted to $540,006 as of September 30, 2012. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the rest of 2012 as well as further develop its sales from its main business.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of the nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The Company’s financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of September 30, 2012 and December 31, 2011, the cumulative translation adjustment of $69,131 and $80,901, respectively, was classified as an item of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the nine months ended September 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive loss was $11,770 and $52,224, respectively. For the three months ended September 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive loss was $2,691 and $32,434, respectively.

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenues totalled $692 and $113,403 as of September 30, 2012 and December 31, 2011, respectively.

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the nine months ended September 30, 2012 and 2011 were $533,266 and $695,563, respectively.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People's Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2012 and 2011 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of September 30, 2012 and December 31, 2011 were $13,423 and $40,814, respectively.

LOSS PER SHARE

We calculate basic loss per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. We have no dilutive securities as of September 30, 2012 and December 31, 2011.

RESTRICTED CASH

As of September 30, 2012 and December 31, 2011, we held cash in escrow on behalf of an unrelated third party of zero and $827,000, respectively. The restricted cash represents a one- time deposit into our operating account. The full amount in escrow was returned to the third party in January 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. We consider many factors in assessing the collectability of our receivables, such as the age of the amounts due, the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three and nine months ended September 30, 2012 and 2011 was zero and there was no allowance for doubtful accounts as of September 30, 2012 and December 31, 2011.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. We review our inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of September 30, 2012 and December 31, 2011, we determined that no reserves were necessary.

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

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, we recorded an asset to be amortized over the term of the consulting contract, that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the stock-based payment are amortized to expense over the term of the contract. The carrying value of accounts receivable, other assets, and other payables approximate their fair value due to their short-term maturities.

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $426,533 and $74,850 for the nine months ended September 30, 2012 and 2011, respectively. We have Share-based compensation expenses amounted to $136,633 and $24,950 for the three months ended September 30, 2012 and 2011, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, restricted cash, and inventory. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2012 and December 31, 2011, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. As of September 30, 2012, there are no U.S. bank accounts exceeding the amounts insured by the U.S. government. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose us to losses for amounts in excess of insured balances. As of September 30, 2012 and December 31, 2011, our bank balances with the banks in U.S. exceeded the insured amount by zero and $587,183, respectively. As of September 30, 2012 and December 31, 2011, our bank balances with the Banks in PRC amounted $269,925 and $609,629, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the three and nine months ended September 30, 2012 and 2011, respectively. There were no customers that accounted for over 10% of accounts receivable as of September 30, 2012 and December 31, 2011, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, Beijing Dealer, and FuxinFuling Baoyu Agate Technology Development Center comprised 13.7% or $17,707, 37.6% or $48,761, 19.1% or $24,783, and 11.3% or $14,608, respectively, of accounts payable as of September 30, 2012, respectively. There were no vendors that accounted for over 10% of accounts payable as of December 31, 2011.

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 47.8% or $2,112,878 and 49.4% or $2,184,283, respectively, of total revenues for Beitun for the nine months ended September 30, 2012. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 26.0% or $640,839 and 72.5% or $1,791,017, respectively, of total revenues for Beitun for the three months ended September 30, 2012. Fucheng Inc., Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 42.9% or $112,146, 32.3% or $84,447 and 23.8% or $62,200, respectively, of accounts receivable as of September 30, 2012.

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 55.4% or $2,499,400 and 29.5% or $1,329,808, respectively, of total revenues for Beitun for the nine months ended September 30, 2011. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 56.3% or $1,191,653 and 43.2% or $915,354, respectively, of total revenues for Beitun for the three months ended September 30, 2011. Shanghai Hormel Ltd. and Fucheng Inc. comprised 73.6% or $158,077 and 26.4% or $56,667, respectively, of accounts receivable as of December 31, 2011.

Xileng Inc. comprised 81.9% or $3,635,174, of total purchases for the distribution business for the nine months ended September 30, 2012. Shunxinpengcheng Inc. and Xileng Inc. comprised 10.0% or $316,000 and 88.9% or $2,816,073, respectively, of total purchases for the distribution business for the three months ended September 30, 2012. Changxinchang Food Inc. and Xileng Inc. comprised 29.7% or $372,777, and 68.5% or $860,995 of accounts payable as of September 30, 2012, respectively.

Shuanghui Group, Xileng Inc. and Shunxinpengcheng Inc., comprised 49.6% or $2,342,457, 36.2% or $1,709,714, and 10.8% or $509,856, respectively, of total purchases for the distribution business for the nine months ended September 30, 2011. Shuanghui Group and Xileng Inc. comprised 48.3% or $1,099,932 and 48.8% or $1,112,706, respectively, of total purchases for the distribution business for the three months ended September 30, 2011. Xileng Inc. and Changxinchang Food Inc. comprised 53.1% or $666,582 and 29.7% or $372,309, respectively, of accounts payable as of December 31, 2011, respectively.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.13% and 3.78% for the nine months ended September 30, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU is effective for the company beginning in the first quarter of 2012 and adoption of this new guidance did not have a material impact on our consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. The adoption of this accounting guidance will not have a material impact on our financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our financial statements and related disclosures.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accounts receivable	$261,504	$214,744

NOTE 5 — INVENTORIES

Inventories consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Finished goods – packaged food	$1,100,698	$1,167,447
Less: reserve for inventory	-	-
Total inventories	$1,100,698	$1,167,447

NOTE 6 — PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Prepaid professional fees and salaries	$-	$93,600
Prepaid services	50,701	50,644
Prepaid taxes	151,021	158,046
Prepaid rent	16,058	33,854
Advance to suppliers	145,766	-
Total prepaid expenses	$363,546	$336,144

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Office equipment & computers	$20,558	$20,518
Leasehold improvement	86,839	86,730
Equipment	9,289	9,277
Vehicles	17,433	17,433
Office furniture & fixtures	41,062	41,015
	175,181	174,973
Less: Accumulated depreciation	106,659	73,995
Total property & equipment, net	$68,522	$100,978

For the nine months ended September 30, 2012 and 2011, depreciation expense was $32,358 and $9,448, respectively. For the three months ended September 30, 2012 and 2011, depreciation expense was $7,150 and $3,466, respectively.

NOTE 8 — OTHER ASSETS

Other assets consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Common stock issued for services	$60,000	$486,533
Deposit for office	93,980	93,862
Total other assets	$153,980	$580,395

Common stock issued for prepaid consulting services amounted to $60,000 and $486,533 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, it included $60,000 prepaid consulting services to our public relationship service provider. As of December 31, 2011, it included $420,000 prepaid consulting services to our public relationship service provider and $66,533 prepaid consulting fee to two consultants. Amortization for the nine months ended September 30, 2012 and 2011 was $426,533 and $74,850, respectively. Amortization for the three months ended September 30, 2012 and 2011 was $136,633 and $24,950, respectively.

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued payroll	$12,912	$22,652
Other	-	2,175
Total accrued liabilities	$12,912	$24,827

NOTE 10 — OTHER PAYABLES

Other payables amounted $203,603 and $1,030,224 as of September 30, 2012 and December 31, 2011, respectively. As of December 31, 2011, other payables include an escrow deposit of $827,000 from an unrelated party in December 2011. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012. Other payables also include other payables to unrelated parties and are interest free.

NOTE 11 — LOAN PAYABLE - UNRELATED PARTY

Loan payable to an unrelated party amounted $48,464 and $0 as of September 30, 2012 and December 31, 2011, respectively. The loan payable are borrowed by the Company for operating purposes, without collateral, due between July 2013 to September 2013, and with interest rates of 6%. Interest expenses of $563 and $0 have been accrued for the three and nine months ended September 30, 2012 and 2011, respectively.

NOTE 12 — STOCKHOLDERS’ EQUITY

Our stockholder base consisted of approximately 6,577 stockholders as of September 30, 2012.

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

NOTE 13 — SHARE BASED COMPENSATION

We apply ASC 718, Compensation-Stock Compensation, to account for our service providers’ share-based payments. We issued Common stock to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, we determine whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $426,533 and $74,850 for the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation expenses amounted to $136,633 and $24,950 for the three months ended September 30, 2012 and 2011, respectively.

A summary of share-based compensation activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2011	910,644	$0.22	$166,333
Granted	180,000	4.00	720,000
Cancelled	-	-	-
Forfeited/Amortized	-	-	(399,800)
Share-based compensation outstanding at January 1, 2012	1,090,644	0.84	486,533
Granted	-	-	-
Cancelled	-	-	-
Forfeited/Amortized	-	-	(426,533)
Share-based compensation outstanding at September 30, 2012	1,090,644	$0.84	$60,000

On December 28, 2011, we issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The share issuance date is different than the service date is due to some administrative processes that delayed the issuance date. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the nine months ended September 30, 2012, $360,000 was amortized to general and administrative expense. For the three months ended September 30, 2012, $120,000 was amortized to general and administrative expense. The remaining $60,000 balance is reflected in prepaid expenses as of September 30, 2012.

The future amortization expense as of September 30, 2012 is as follows:

2012	$60,000
Total	$60,000

NOTE 14 — RELATED PARTIES

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jack Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

b) The Company had the following related party balances at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Loan from Mr. Jack Gao	$249,833	$220,657
Loan from Ms. Shasha Liu	4,055	2,500
Loan from Mr. Fei Gao	760	773
Loan from Ms. Wei Guo	285,358	250,677
Total related party payables	$540,006	$474,607

The related party payable are non-interest bearing and have no specified maturity date. Mr. Jack Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the nine months ended September 30, 2012, the Company borrowed $39,775 from Mr. Jack Gao and made payments of $10,599 back to him. For the nine months ended September 30, 2012, the Company borrowed $1,496,810 from Ms. Wei Guo and made repayments of $1,462,129. For the nine months ended September 30, 2012, the Company borrowed $1,114 from Mr. Fei Gao and made payments of $1,127 back to him. For the nine months ended September 30, 2012, the Company borrowed approximately $2,255 from Ms. Shasha Liu and made repayments of $700.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expires on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility totaled $23,103 for the nine months ended September 30, 2012. Rent expense for this facility totaled $7,701 for the three months ended September 30, 2012.

On October 21, 2010, Arki (Beijing) E-commerce Technology Co., our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses totaled $260,400 for the nine months ended September 30, 2012. Rent expenses totaled $75,414 for the three months ended September 30, 2012. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses totaled $57,150 for the nine months ended September 30, 2012. Rent expenses totaled $19,596 for the three months ended September 30, 2012. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532.

Total future minimum rental lease commitments as of September 30, 2012 are as follows:

2012	$134,381
2013	316,700
Total	$451,081

NOTE 16 — BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of September 30, 2012 and December 31, 2011, can be found below.

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

	For the nine months ended September 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,157,017	$3,894,207	$5,051,224
Cost of sales	-	3,842,041	3,842,041

Gross profit	1,157,017	52,166	1,209,183

Operating expenses:
Selling expenses	915,066	38,565	953,631
General and administrative	1,212,741	22,678	1,235,419
Total operating expenses	2,127,807	61,243	2,189,050

Operating loss	(970,790)	(9,077)	(979,867)
Other income	50,740	-	50,740

Loss before taxes	(920,050)	(9,077)	(929,127)
Provision for income taxes	-	524	524
Net loss	(920,050)	(9,601)	(929,651)
Net loss attributable to non controlling interest	-	(4,704)	(4,704)
Net loss attributable to Consumer Capital Group, Inc.	(920,050)	(4,897)	(924,947)
Net loss	(920,050)	(9,601)	(929,651)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(11,770)	-	(11,770)
Less: Foreign currency translation adjustment attributable to non-controlling interest	-	(2)	(2)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(11,770)	2	(11,768)

Comprehensive loss, net of tax	(931,820)	(9,601)	(941,421)
Less: Comprehensive income attributable to non-controlling interest	(4,706)	-	(4,706)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(927,114)	(9,601)	(936,715)

	For the three months ended September 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$13,671	$2,188,939	$2,202,610
Cost of sales	-	2,166,039	2,166,039

Gross profit	13,671	22,900	36,571

Operating expenses:
Selling expenses	47,833	11,751	59,584
General and administrative	367,063	20,577	387,640
Total operating expenses	414,896	32,328	447,224

Operating (loss	(401,225)	(9,428)	(410,653)
Other expense	(64)	-	(64)

Loss before taxes	(401,289)	(9,428)	(410,717)
Provision for income taxes	-	365	365
Net loss	(401,289)	(9,793)	(411,082)
Net loss attributable to non controlling interest	-	(4,798)	(4,798)
Net loss attributable to Consumer Capital Group, Inc.	(401,289)	(4,995)	(406,284)
Net loss	(401,285)	(9,793)	(411,082)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(2,691)	-	(2,691)
Less: Foreign currency translation adjustment attributable to non-controlling interest	-	228	228
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(2,691)	(228)	(2,919)

Comprehensive loss, net of tax	(403,980)	(9,793)	(413,773)
Less: Comprehensive income attributable to non-controlling interest	(4,570)	-	(4,570)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(399,410)	(9,793)	(409,203)

	For the nine months ended September 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,637,493	$3,966,961	$5,604,454
Cost of sales	-	3,919,587	3,919,587

Gross profit	1,637,493	47,374	1,684,867

Operating expenses:
Selling expenses	1,247,669	35,707	1,283,376
General and administrative	2,007,088	4,444	2,011,532
Total operating expenses	3,254,757	40,151	3,294,908

Operating income (loss)	(1,617,264)	7,223	(1,610,041)
Other income (expense)	113,729	-	113,729

Income (loss) before taxes	(1,503,535)	7,223	(1,496,312)
Provision for income taxes	71,941	1,879	73,820
Net income (loss)	(1,575,476)	5,344	(1,570,132)
Net income attributable to non controlling interest	-	2,585	2,585
Net income (loss) attributable to Consumer Capital Group, Inc.	(1,575,476)	2,759	(1,572,717)
Net income (loss)	(1,575,476)	5,344	(1,570,132)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(52,224)	-	(52,224)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	-	(34)	(34)
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(52,224)	34	(52,190)

Comprehensive income (loss), net of tax	(1,627,700)	5,344	(1,622,356)
Less: Comprehensive income attributable to noncontrolling interest	2,619	-	2,619
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(1,630,319)	5,344	(1,624,975)

	For the three months ended September 30, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$449,084	$1,861,485	$2,310,569
Cost of sales	-	1,842,721	1,842,721

Gross profit	449,084	$18,764	$467,848

Operating expenses:
Selling expenses	416,938	12,929	429,867
General and administrative	223,165	606	223,771
Total operating expenses	640,103	13,535	653,638

Operating income (loss)	(191,019)	5,229	(185,790)
Other income (expense)	12,935	-	12,935

Income (loss) before taxes	(178,084)	5,229	(172,855)
Provision for income taxes	466	1,033	1,499
Net income (loss)	(178,550)	4,196	(174,354)
Net income attributable to non controlling interest	-	1,788	1,788
Net income (loss) attributable to Consumer Capital Group, Inc.	(178,550)	2,408	(176,142)
Net income (loss)	(178,550)	4,196	(174,354)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(32,434)	-	(32,434)
Less: Foreign currency translation adjustment attributable to noncontrolling interest	-	-269	269
Other comprehensive loss attributable to Consumer Capital Group, Inc.	(32,434)	269	(32,703)

Comprehensive income (loss), net of tax	(210,984)	4,196	(206,788)
Less: Comprehensive income attributable to noncontrolling interest	1517	-	1,517
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(212,501)	4,196	(208,305)

NOTE 17 — INCOME TAX EXPENSE

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

Loss before income taxes consists of:

	For the nine months ended September 30,
	2012	2011
Non-PRC	$(683,118)	$(646,487)
PRC	(246,009)	(849,825)
	$(929,127)	$(1,496,312)

There was no deferred tax expense for the nine months ended September 30, 2012 and 2011. The income tax expenses amounted $524 and $73,820 for the nine months ended September 30, 2012 and 2011, respectively. The income tax expenses amounted $365 and $1,499 for the three months ended September 30, 2012 and 2011, respectively. The PRC income tax returns for fiscal year 2006 through fiscal year 2012 remain open for examination.

The components of deferred taxes are as follows at September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
Deferred tax assets, current portion
Amortization of fair value of stock for services	$85,307	$131,934
Deferred revenue	138	28,351
Total deferred tax assets, current portion	85,445	160,285
Valuation allowance	(85,445)	(160,285)
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$6,472	$14,473
Net operating losses	601,333	553,475
Total deferred tax assets, non-current portion	607,805	567,948
Valuation allowance	(607,805)	(567,948)
Deferred tax assets, non-current portion, net	$-	$-

As of September 30, 2012, the Company had an accumulated deficit of $3,006,663 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards expire in various years through 2031 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of September 30, 2012, the operations in the United States of America incurred $1,699,937 of cumulative net operating losses that can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $560,979 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC tax law provides a (3 – 5 years) statute of limitation and our income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the nine months ended September 30, 2012 and 2011, there were no penalties and interest.

NOTE 18 — LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$411,082	$174,354	$929,651	$1,570,132
Net loss attributable to common stockholders for computing basic and diluted loss per common share	406,284	176,142	924,947	1,572,717
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,889	18,888,888	19,068,889	16,609,686
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.09)

For the nine months ended September 30, 2012 and 2011, there were no common stock equivalents for computing diluted loss per share.

NOTE 19 — SUBSEQUENT EVENTS

The Company issued a note payable in the amount of $25,801 to an unrelated third party during October 2012. Amounts borrowed will be used for working capital purposes, is unsecured with a rate of six percent per annum and matures October 31, 2013. Accrued interest and principal borrowed will be repaid on the due date.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 30, 2013. Our monthly rental is $1,853.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this Quarterly Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

OVERVIEW

We are primarily engaged in three different businesses: e-commerce services, meat distribution, and debit card business. We operate an online retail platform at www.ccmus.com in China through Arki (Beijing) E-Commerce Technology Corp., our wholly owned PRC subsidiary. We also have an online retail platform at www.ccgusa.us in the United State. Our meat distribution business is operated through Beijing Beitun Trading Co., Ltd. (“Beijing Beitun”), in which we own a 51% equity interest. The debit card business is operated through America Arki Fuxin Network Management Co. Ltd., our wholly owned PRC subsidiary.

Our online retail platforms allow third-party merchants to sell their general merchandise products directly to consumers in the PRC and the U.S. We charge third-party merchants service fees of approximately 5% of the total purchase price for selling their general merchandise through our website. We also receive advertising fees from third-party merchants if they advertise products through our website. We differentiate ourselves from other e-commerce service providers by providing a variety of incentives to our existing customers in the PRC. Our member customers obtain bonus points for each purchase, which can be used to redeem cash value in their next purchase. When our customers’ accumulated purchases exceed pre-set thresholds, they will be upgraded to a higher membership level and will be entitled to additional incentives such as special discounts and higher bonus points on subsequent purchases. Our member customers may also receive awards from our daily sweepstakes program.

Through Beijing Beitun, we purchase meats from suppliers and distribute them to restaurants and food producers in the PRC.

We collaborate with Bank of Fuxin to issue cobranded debit cards. We charge participating merchants transaction fees of 1% to 5% for each purchase using our cobranded debit cards. Our cardholders obtain cash refund and bonus points for each purchase, which can be used to redeem cash value in their purchases on our online retail platform. As of September 30, 2012, we had not realized any revenue from this business.

Our net revenues for the three months ended September 30, 2012 decreased to $2,202,610 from $2,310,569 for the three months ended September 30, 2011, a decrease of $107,959 or 4.7%. Our net revenues from e-commerce business for the three months ended September 30, 2012 decreased to $13,671 from $449,084 for the three months ended September 30, 2011, a decrease of $435,413 or 97.0%. The decrease was primarily due to a significant decrease in sales resulting from the restructuring of our sales team and less successful marketing activities. Our net revenues from our meat distribution business for the three months ended September 30, 2012 increased to $2,188,939 in the three months ended September 30, 2012 from $1,861,485 for the three months ended September 30, 2011, an increase of $327,454 or 17.6%. The increase was primarily due to increased orders from one major customer in the three months ended September 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and September 30, 2011

Net Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not realized any revenue from our debit card business. Our net revenues for the three months ended September 30, 2012 decreased to $2,202,610 from $2,310,569 for the three months ended September 30, 2011, a decrease of $107,959 or 4.7%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase (decrease) in
	September 30, 2012	September 30, 2011	dollar amount	percentage
Net revenue – e-commerce business	$13,671	$449,084	$(435,413)	(97.0)%
Net revenue – meat distribution business	2,188,939	1,861,485	327,454	17.6%
Total Revenue	$2,202,610	$2,310,569	$(107,959)	(4.7)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended September 30, 2012 decreased to $13,671 from $449,084 for the three months ended September 30, 2011, a decrease of $435,413 or 97.0%. The decrease was primarily due to a significant decrease in sales resulting from the restructuring of our sales team and less successful marketing activities.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended September 30, 2012 increased to $2,188,939 in the three months ended September 30, 2012 from $1,861,485 for the three months ended September 30, 2011, an increase of $327,454 or 17.6%. The increase was primarily due to increased orders from one major customer in the three months ended September 30, 2012.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the three months ended September 30, 2012 increased to $2,166,039 from $1,842,721 for the three months ended September 30, 2011, an increase of $323,318 or 17.5%. The increase was in line with the increase in revenues from the meat distribution business.

Gross Profit

Our gross profit for the three months ended September 30, 2012 decreased to $36,571 from $467,848 for the three months ended September 30, 2011, a decrease of $431,277 or 92.2%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the three months ended September 30, 2012 decreased to 1.7% from 20.2% for the three months ended September 30, 2011. The decrease was primarily due to revenues from the meat distribution business accounting for a much higher percentage of our revenues, which has a lower profit margin than the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended September 30, 2012 decreased to $447,224 from $653,368 for the three months ended September 30, 2011, a decrease of $206,414 or 31.6%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase (decrease) in
	September 30, 2012	September 30, 2011	dollar amount	percentage
Selling expenses for e-commerce business	$47,833	$416,938	$(369,105)	(88.5)%
Selling expenses for meat distribution business	11,751	12,929	1,178	(9.1)%
Sub-total	59,584	429,867	(370,283)	(86.1)%
General & administrative expenses for e-commerce business	367,063	223,165	143,898	64.5%
General & administrative expenses for meat distribution business	20,577	606	19,971	3,295.6%
Sub-total	387,640	223,771	163,869	73.2%
Total	$447,224	$653,638	$(206,414)	(31.6)%

Selling expenses for the three months ended September 30, 2012 decreased to $59,584 from $429,867 for the three months ended September 30, 2011, a decrease of 370,283 or 86.1%. Selling expenses for the e-commerce business for the three months ended September 30, 2012 decreased to $47,833 from $416,938 for the three months ended September 30, 2011, a decrease of $369,105 or 88.5%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the three months ended September 30, 2012 and 2011 were $11,751 and $12,929, respectively.

General and administrative expenses for the three months ended September 30, 2012 increased to $387,640 from $223,771 for the three months ended September 30, 2011, an increase of $163,869, or 73.2%. The increase was primarily due to an increase in our management fee, share compensation and welfare expenses.

Nine Months Ended September 30, 2012 and September 30, 2011

Net Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not realized any revenue from our debit card business. Our net revenues for the nine months ended September 30, 2012 decreased to $5,051,224 from $5,604,454 for the nine months ended September 30, 2011, a decrease of $553,230 or 9.9%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine Months Ended		Increase (decrease) in	Increase (decrease) in
	September 30, 2012	September 30, 2011	dollar amount	percentage
Net revenue – e-commerce business	$1,157,017	$1,637,493	$(480,476)	(29.3)%
Net revenue – meat distribution business	3,894,207	3,966,961	(72,754)	(1.8)%
Total Revenue	$5,051,224	$5,604,454	$(553,230)	(9.9)%

E-commerce Business

Our net revenues from e-commerce business for the nine months ended September 30, 2012 decreased to $1,157,017 from $1,637,493 for the nine months ended September 30, 2011, a decrease of $480,476 or 29.3%. The decrease was primarily due to a decrease in sales as a result of unsuccessful marketing activities and the restructuring of our sales team.

Meat Distribution Business

Our net revenues from meat distribution business for the nine months ended September 30, 2012 decreased to $3,894,207 for the nine months ended September 30, 2012 from $3,966,961 for the nine months ended September 30, 2011, a decrease of $72,754 or 1.8%. The decrease was primarily due to a decrease in sales as a result of temporary absence of sales staff during the first quarter in 2012.

Cost of Sales

Cost of sales include costs of our products, shipping charges from the suppliers and to our customers, and costs of packing material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the nine months ended September 30, 2012 decreased to $3,842,041 from $3,919,587 for the nine months ended September 30, 2011, a decrease of $77,546 or 2.0%. The decrease was primarily in line with decreased revenues of meat distribution business.

Gross Profit

Our gross profit for the nine months ended September 30, 2012 decreased to $1,209,183 from $1,684,867 for the nine months ended September 30, 2011, a decrease of $475,684 or 28.2%. The decrease was primarily due to a decrease in sales for the nine months ended September 30, 2012. Our gross profit margin for the nine months ended September 30, 2012 decreased to 23.9% from 30.1% for the nine months ended September 30, 2011. The decrease was primarily due to revenues from the meat distribution business accounting for a much higher percentage of our revenues, which has a lower profit margin than the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the nine months ended September 30, 2012 decreased to $2,189,050 from $3,294,908 for the nine months ended September 30, 2011, a decrease of $1,105,858 or 33.6%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Nine Months Ended		Increase (decrease) in	Increase (decrease) in
	September 30, 2012	September 30, 2011	dollar amount	percentage
Selling expenses for e-commerce business	$915,066	$1,247,669	$(332,603)	(26.7)%
Selling expenses for meat distribution business	38,565	35,707	2,858	8.0%
Sub-total	953,631	1,283,376	(329,745)	(25.7)%
General & administrative expenses for e-commerce business	1,212,741	2,007,088	(794,347)	(39.6)%
General & administrative expenses for meat distribution business	22,678	4,444	18,234	410.3%
Sub-total	1,235,419	2,011,532	(776,113)	(38.6)%
Total	$2,189,050	$3,294,908	$(1,105,858)	(33.6)%

Selling expenses for the nine months ended September 30, 2012 decreased to $953,631 for the nine months ended September 30, 2012 from $1,283,376 for the nine months ended September 30, 2011, a decrease of $329,745 or 25.7%. Selling expenses for the e-commerce business for the nine months ended September 30, 2012 decreased to $915,066 from $1,247,669 for the nine months ended September 30, 2011, a decrease of $332,603 or 26.7%. The decrease was primarily because less sweepstake prizes were distributed as a result of decreased sales and our decision to reduce the percentage of revenue for sweepstake expenses. Selling expenses for the meat distribution business for the nine months ended September 30, 2012 increased to $38,565 from $35,707 for the nine months ended September 30, 2011, an increase of 2,858 or 8.0%. The increase was primarily due to an increase in the compensation to sales staff.

General and administrative expenses for the nine months ended September 30, 2012 decreased to $1,235,419 from $2,011,532 for the nine months ended September 30, 2011, a decrease of $776,113, or 38.6%. The decrease was primarily due to professional expenses in relation to our public offering in February 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

	Nine months ended September 30,
Net cash generated from /(used in)	2012	2011
Operating activities	$(396,322)	$(2,432,146)
Investing activities	$-	$(23,218)
Financing activities	$64,570	$264,430
Net decrease in cash and cash equivalents	$(343,511)	$(2,240,571)

Operating Activities

The net cash used in operating activities was $396,322 for the nine months ended September 30, 2012, which was primarily due to a net loss of $924,947 and increases in other payables of $777,989 and deferred revenue of $112,074, partially offset by increases in restricted cash of $827,000 and proceeds from the issuance of common stocks to service providers of $426,533.

The net cash used in operating activities was $2,432,146 for the nine months ended September 30, 2011, which was primarily due to a net loss of $1,572,717, increases in inventories of $509,228, accrued liabilities of $699,940 and taxes payable of $491,177, partially offset by decreases in accounts payable of $481,945 and other payable of $241,381.

Investing Activities

The net cash generated from or used in investing activities was nil for the nine months ended September 30, 2012.

The net cash used in investing activities was $23,218 for the nine months ended September 30, 2011, which was due to the purchase of property and equipment for the office renovation.

Financing Activities

The net cash generated from financing activities was $64,570 for the nine months ended September 30, 2012, which was due to proceeds from related parties of $1,539,125, offset by payments to related parties of $1,474,555.

The net cash generated from financing activities was $264,430 for the nine months ended September 30, 2011, which was due to proceeds from related parties of $2,366,992, offset by payments to related parties of $2,102,562.

Capital Resources

We had negative cash flows from our operations for the nine months ended September 30, 2012. We relied on cash balances carried over and loans from related parties to finance our operations. As of September 30, 2012, we had outstanding loans of $249,833 and $285,358 due to Mr. Jack Gao and Ms. Wei Guo, respectively.

There can be no assurance that we will be able to raise sufficient funds for our operations and future developments, or any investments we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through potential equity and debt offerings, debt financing, or a combination of the foregoing. There can be no assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our vendors and titles are passed to the customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as net amounts in “Net revenues.” The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $692 and $113,403 as of September 30, 2012 and December 31, 2011, respectively.

Distribution Revenue Recognition

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers. Return allowances, which reduce product revenue, are estimated by using historical experience. Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

Reward Programs

The Reward Programs are limited to customers residing in China. Customers may earn reward points by purchasing products and services from the Company. Points are earned based on the amounts and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings in our daily “Lucky Drawing” for chances to win cash prizes. In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. The membership status entitles the holder to certain discounts on future purchases of selected items on our website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the nine months ended September 30, 2012 and 2011 were $533,266 and $695,563, respectively. These benefit expenses for the three months ended September 30, 2012 and 2011 were $19,622 and $107,428, respectively. The decrease was due to decreased e-commerce sales in the three and nine months ended September 30, 2012 and 2011.

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

Accounts Receivable

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three and nine months ended September 30, 2012 and 2011 was 0, and there was no allowance for doubtful accounts for accounts receivable at September 30, 2012 and December 31, 2011.

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

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $426,533 and $74,850 for the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation expenses amounted to $136,633 and $24,950 for the three months ended September 30, 2012 and 2011, respectively.

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

During management’s evaluation of our internal control over financial reporting in connection with this quarterly report for the quarter ended September 30, 2012, our chief executive officer and chief financial officer concluded that we continued to have the following material weakness in our internal control over financial reporting for the quarter ended September 30, 2012:

•	The Company does not maintain sufficient number of personnel to separate the functions of internal control due to the Company’s small size

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2012 were not effective.

We are in the process of implementing the following measures to remediate these material weaknesses: to continue to monitor the internal control from top management and train ethics to the personnel.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

DATE: November 14, 2012

Consumer Capital Group, Inc.

By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
Principal Executive and Financial Officer

