Form 10-K
period 2012-12-31
Consumer Capital Group, Inc.
filed 2013-04-01
CIK 1439299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

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

(Address of principal executive offices)

(212) 880-6400

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☑ Smaller Reporting Company

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $46,255,185 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the Over-the-Counter Bulletin Board on June 30, 2012). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of March 22, 2013, there were 19,068,889 shares of the Registrant’s common stock issued and outstanding.

2

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Consumer Capital Group, Inc. (“CCG” or the “Company”) was originally incorporated as “Mondas Minerals Corp.” (“Mondas”) in Delaware on April 25, 2008 and was engaged in the acquisition, exploration, and development of natural resource properties. The principal executive offices were previously located at 13983 West Stone Avenue, Post Falls, ID 83854.

We received our initial funding of $15,000 through the sale of common stock to our officer and director who purchased 1,500,000 shares of our common stock at $0.01 per share on May 13, 2008. In January 2010, we raised $1,457,818 from an offering of 1,000,000 shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152330, which became effective on January 5, 2010. The offering was completed on January 27, 2010.

We were an exploration stage company with no revenues or operating history prior to our merger on February 4, 2011 described below. We owned a 100% undivided interest in a mineral property, the Ram 1-4 Mineral Claims (known as the “Ram Property.”) The Ram Property consists of an area of 82.64 acres located in the Lida Quadrangle Area, Esmeralda County, Nevada. Title to the Ram Property was held by Mondas. Our plan of operation was to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets, no revenues, or operating history. On January 11, 2011, the Company changed its fiscal year end from June 30 to December 31.

On February 4, 2011, the Company acquired Consumer Capital Group, Inc., a California corporation (“CCG California”), a consumer e-commerce business with operations in the People’s Republic of China (“PRC”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, the Company’s wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result, CCG California became our wholly-owned subsidiary, and the subsidiaries of CCG Delaware including America Pine (Beijing) Bio-Tech, Inc., Arki (Beijing) E-Commerce Technology Corp., Beijing Beitun Trading Co., Ltd., and America Arki (Fuxin) Network Management Co. Ltd., all of which incorporated in China (together, the “PRC Subsidiaries”), became Mondas’s indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with America Arki Network Service Beijing Co., Ltd. (“Arki Network Service”), a PRC limited liability company, which is 100% owned by two of CCG California’s former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the “CCG Group.”

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

Under the Merger Agreement, the Company issued an aggregate of 17,777,778 shares of its common stock to the shareholders of CCG California immediately prior to the Merger (“CCG Shareholders”) at an exchange rate of one (1) share of our common stock for each 21.96 shares of CCG California common stock.

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

In connection with the Merger, the mining rights held by the Company were assigned to Mr. Bengfort, and in turn, Mr. Bengfort personally assumed all liabilities of the Company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between the Company and Mr. Bengfort effective on the closing date of the Merger (the “Assignment and Assumption Agreement”). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which the Company owed to him immediately prior to the closing of the Merger, along with all other claims against the Company, by executing a release agreement (“Release”) effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement, including various representations and warranties. Further, Mr. Bengfort executed an indemnification agreement (“Indemnification Agreement”) in favor of CCG California and its shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of the Company that may materialize within a one year period after the closing. The closing of the Merger was on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned from his role as the Company’s sole officer and director. New directors took office, and appointed new officers of the Company promptly following the closing of the Merger.

There was no trading of our shares prior to the Merger. Since the Merger, there has been limited trading of our shares. From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are primarily conducted in the PRC.

Our current principal offices are located at 100 Park Avenue, 16th Floor, New York 10017. Our trading symbol on the Over-the-Counter Bulletin Board (the “OTCBB”) is CCGN. Our website address is www.ccgusa.com.

BUSINESS OF CCG

We are primarily engaged in three different businesses: e-commerce services, meat distribution, and debit card business. We operate an online retail platform at www.ccmus.com in China through Arki (Beijing) E-Commerce Technology Corp., our wholly owned PRC subsidiary. We also have an online retail platform at www.ccgusa.com in the United States. Our meat distribution business is operated through Beijing Beitun Trading Co., Ltd. (“Beijing Beitun”), in which we own a 51% equity interest. The debit card business is operated through America Arki Fuxin Network Management Co. Ltd., our wholly owned PRC subsidiary.

E-commerce

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are primarily conducted in the PRC. CCG is a holding company that, prior to December 2010, through Arki (Beijing) E-Commerce Technology Corp. (“Arki Beijing”) and its subsidiary, Arki Network Service, operated a consumer e-commerce business in the PRC. Beginning in December 2010, the e-commerce business operations are being conducted through America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (“Arki Fuxin”), Arki Network Service, and Arki Beijing through respective contractual arrangements among those parties. These contractual arrangements are necessary to comply with laws of the PRC limiting foreign ownership of companies that operate in the e-commerce space. Through such contractual arrangements, we have the ability to substantially influence Arki Network Service’s daily business operations and financial affairs, appoint its management, and approve all matters requiring stockholder approval.

CCG also owns 100% equity interests in America Pine (Beijing) Bio-Tech, Inc., a PRC corporation (“America Pine Beijing”), which currently does not have substantial operations.

CCG’s headquarter is located in New York and our PRC operations are headquartered in Beijing.

Distribution Business

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. (“Beitun Trading”). Beitun Trading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established in April 24, 2000 and operates in the PRC. Its customers consist of restaurants and food producers located throughout the PRC.

Debit Card Program

Although this business segment is not operating as of December 31, 2012, the Company is collaborating with a Chinese bank named Fuxin bank in China to issue cobranded debit cards. Retail store merchants throughout China are signed up to the Company’s debit card program. The Company charges each participating merchant a percentage (1-5%) of transactions with that merchant. Each merchant will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating merchants and earn points to be spent on www.ccmus.com. For the year ended December 31, 2012, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

CCG HISTORY AND ORGANIZATION

The founders of the CCG Group are Jianmin Gao, Chief Executive Officer, Lingling Zhang, Wife of Chief Executive Officer, and Fei Gao, Son of Chief Executive Officer. The founders formed America Pine Group Inc. (“America Pine California”) in California on November 27, 2006. America Pine California was in the business of selling healthcare products imported from the United States of America to residents in the PRC. The founders formed America Pine Beijing in the PRC on March 21, 2007 as a wholly owned subsidiary of America Pine California to conduct operations for this business in the PRC. These operations ceased on February 5, 2010.

The founders formed Arki Beijing in the PRC on March 6, 2008 as a wholly owned subsidiary of America Pine California with an intention to develop the CCG Group’s current consumer e-commerce business.

On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine California transferred all of its equity interests in both Arki Beijing and America Pine Beijing Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”), which was formed in California on October 14, 2009.

On November 26, 2010, CCG California formed Arki Fuxin as its wholly owned subsidiary.

On November 29, 2010, CCG California received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beitun Trading. Beitun Trading has a registered capital of RMB500,000 (approximately $80,250), of which RMB255,000 (approximately $40,928) was contributed by CCG and RMB245,000 (approximately $39,323) was contributed by Wei Guo. CCG currently owns 51% of Beitun Trading, and Wei Guo owns 49% of Beitun Trading.

On November 26, 2010, Arki Beijing, Arki Network Service, and its shareholders entered into contractual arrangements, and on December 2010, Arki Fuxin, Arki Network Service, and its shareholders entered into contractual arrangements, to operate the consumer e-commerce website. Arki Network Service is owned by CCG’s two largest shareholders, Mr. Jianmin Gao and Mr. Fei Gao. These arrangements are more fully described below.

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

Business Cooperation Agreement. Arki Beijing and Arki Fuxin provide the entity with technical support, consulting services, and other commercial services to Arki Network Service. The initial term of these agreements is ten years. In consideration for those services, Arki Network Service agrees to pay Arki Beijing and Arki Fuxin service fees. The service fees are eliminated upon consolidation.

Loan Agreements. Loans were granted to the equity owners of Arki Network Service by Arki Fuxin with the sole and exclusive purpose of providing funds necessary for its capitalization as required by the laws of the PRC.

Exclusive Option Agreements. Shareholders of Arki Network Service granted an option contract to Arki Beijing and Arki Fuxin to purchase their respective equity interests in the entity.

As of December 31, 2012, we conduct substantially all of our e-commerce business operations through Arki Fuxin, which holds substantial control over Arki Network Service’s operations through their contractual arrangements.

Current Corporate Structure

The following diagram illustrates our corporate structure:

Our Consumer E-Commerce Website

In 2010, we launched our PRC-based nationwide online retailing platform at www.ccmus.com. The Company, through Arki Beijing, is primarily engaged in the development and operation of its nationwide online retailing platform “Chinese Consumer Market Network” at www.ccmus.com. In 2011, we launched our U.S. retail platform at www.ccgusa.com, but the business operation has been relatively small.

Our website provides consumer goods and services in the following 19 major categories:

1.	Nutrition and health supplements;
2.	Toys and games;
3.	Cosmetics and beauty;
4.	Consumer electronics;
5.	Culture and sports;
6.	Consumer services;
7.	Maternity and baby products;
8.	Clothes and shoes;
9.	Jewelry and accessories;
10.	Travel and tickets;
11.	Foreign goods;
12.	Office supplies;
13.	Household appliances;
14.	Luxury products;
15.	Home furnishings;
16.	Organic products;
17.	Education products;
18.	Kitchen appliances; and
19.	Crystal products;

How the Website Works

Third-party merchants use our website to advertise and sell their goods, manage customer data, and track orders and shipments. Consumers shop online and pay for products and services through the system. Thus, we do not buy, hold, or sell any inventory.

The system escrows payments for the goods until the consumer uses the system to indicate that the order was satisfactorily fulfilled. Third-party merchants set the price of their products and services offered through our website. Third-party merchants, however, must include within their selling price a service fee for CCG and sometimes money for our points and reward program if applicable.

As of December 31, 2012, through our China website we offer products from 530 merchants and from our U.S. website we offer products and services from 20 merchants. We also have over 32,000 members in China and over 510 members in the U.S. These members purchase products and services offered through our website.

Members

Consumers who purchase products and services offered through our website are automatically enrolled as members. We offer our members in China a “Lucky Drawing” sweepstakes and members who purchase products or services are automatically enrolled in the drawing. The amount of the Lucky Drawing prize is based on the volume of purchases up to a maximum prize of RMB5,000. We believe this reward program motivates consumers to encourage their family and friends to purchase products and services through our website. This reward program is limited to our members in China.

In addition to this sweepstakes feature, we attract customers, build loyalty, and encourage repeat business by establishing membership levels based on total amount spent by each member. As members purchase more goods and services through the website, they attain higher levels of membership that entitle them to “bonus points” that can be applied toward future purchases. Earning additional points and attaining higher levels of membership also entitle members to additional sweepstakes opportunities. Again, this feature is limited to our members in China.

Merchants

Our website provides business-to-consumer e-commerce retail platform to manufacturers and distributors who wish to sell directly to Chinese consumers. Our platform eliminates most intermediate links and results in substantial channel cost savings. By providing direct access to our members, merchants attain an immediate and dramatic expansion of their retail exposure throughout the PRC. Merchants benefit from the online nature of business-to-consumer e-commerce transactions that facilitate fast and immediate receipt of orders, shorten accounts receivable periods, enhance cash flow, reduce cost of sales, and increase a seller’s operational capacity.

An important feature of our system is that, in addition to the Company managed sweepstakes and bonus points features, the platform allows merchants to offer incentive points to consumers who purchase their goods. Merchants may set the amount of the purchase price that consumers receive back as incentive points based on the consumer’s membership level and purchasing history with the seller. These incentive points constitute a strong marketing mechanism for the merchants and an indirect discount to consumers.

Debit Card

On March 28, 2011, we launched a debit bank card marketing program that puts CCG debit cards in the hands of Chinese consumers by entering into a cooperation agreement with Fuxin City Bank (“Fuxin”) to issue co-branded bank debit cards with our Company’s logo. These debit cards issued by Fuxin have all the financial functions of traditional bank debit cards. The cardholder may use the debit card to make electronic payments on our website as well as to make purchases with merchants that have signed up with our program.

The Company authorizes certain merchants the right to issue cobranded debit cards. The Company charges each participating merchant a percentage of transactions with that merchant. Each merchant will receive a percentage of future transactions of the cards issued by the merchant. Cardholders will receive certain amounts of cash refund from participating merchants and earn points to be spent on the Company’s ecommerce website www.ccmus.com. For the year ended December 31, 2012, no revenue from this business model has been realized. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to rapidly develop its merchant system.

Technology

Our website is built on advanced e-commerce technologies. Its major modules and functionalities include:

●	front-end web application built on Microsoft ASP.NET technology, including the most advanced .NET 4.0 framework.

o        Support for Memberships, User Profiles, Security, and Encryption.

o        Integrated performance enhancement, database, XML, and RSS.

o        Support for real-time authentication, authorization, and validation.

●	Shopping cart built on Microsoft ASP.NET technology using C# libraries with .NET user profiles, LINQ, and SQL Server database

●	Transaction engine built on Microsoft SQL Server and ASP.NET 4.0 technology with support for parallel computing and load balancing for enhanced efficient real-time transaction performances.

●	Secured order handling via https, authentication, authorization, and transaction logging.

●	Merchant interface web platform that enables merchants to share and route information through different departments, execute business transactions, and obtain real-time reports.

●	SQL Server Reporting Services.

●	Scalability. The system is designed to support very large numbers of concurrent transactions based on its .NET 4.0 parallel computing, load balancing, and SQL Server Enterprise capabilities, and grow well ahead of the transaction volume curve.

●	Lucky Drawing sweepstakes. The daily sweepstakes are conducted on the web platform by means of application features that promote user awareness, create program documentation, drive promotions, perform record reconciliations, and generate reporting and acknowledgment.

●	Bonus point incentive program. The system’s knowledge management module and a content management module are designed to support this and other incentive programs based on corporate strategic planning and marketing schedules.

●	Interface with banking and financial partners. The system fully integrates with our financial institution partners.

Security

Our platform provides both merchants and members with complete financial, identity, authenticity, and delivery security. We hold payment for goods ordered through the system until the consumer confirms receipt and satisfaction with the goods received. Security is ensured by means of a multifactor account password and authentication system, multiple password-protected login protocols, and dynamic passwords, digital certificates, and other authentication mechanisms. The transaction security system further guarantees that both merchants and sellers are certified and registered on file in order to ensure the true identity of the parties. Each transaction is subject to verification by industry-leading proprietary monitoring algorithms to detect and eliminate fraudulent activities.

INDUSTRY OVERVIEW

China’s Economy

China is experiencing a rapid increase in per capita income and household consumption. This is fueled, in part, by an active array of policies on the part of the Chinese government oriented toward increasing disposable income and shifting growth away from industrial development and toward domestic demand.

Internet Use and E-commerce in China

China’s population of internet users was 564 million in 2012, according to the state China Internet Network Information Center (CNNIC).

E-commerce activity in China has risen dramatically in the past couple of years. According to International Data Company (“IDC”), China’s online shopping sales rose to over $200 billion in 2012.

Future Growth in Consumer Spending

China’s government remains focused on continued the development of the country’s consumer market. At the 2010 Economic Work Conference, the government stressed the need to further expand consumption demand and consumption capacity. China’s well-established policy to stimulate consumption includes extending the availability of consumer credit and enhancing the country’s retail and distribution systems.

Since 2010, the Chinese government has spent efforts to step up stimulus of the domestic consumption market and expand imports. According to CHINA DAILY, China also plans to continue to boost domestic consumption as a priority in its 12th Five-Year Plan (2011-2015). Boosting domestic consumption is a key theme in the five year plan and is likely to improve the outlook for consumer markets. According to the Five-Year Plan, China’s household income is expected to rise to $9 trillion in 2015 from $4 trillion in 2010. According to Credit Suisse, China’s domestic consumption is expected to rise to $15.94 trillion in 2020, up from $1.72 trillion in 2009.

COMPETITION

Our website operates in a rapidly growing e-commerce market across the PRC. We compete against both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce. We believe our major competitors include, among others, the following:

●	TAOBAO.COM is China’s biggest online retailer. It follows the eBay model by facilitating consumer-to-consumer or business-to-consummer retail by means of a platform for businesses and individuals to open online retail stores. Taobao caters to bargain-hunting consumers. Most of their users are teenagers, college students, and white collar workers in big cities in the age group 20-35.

●	DANGDANG.COM is another big online retailer in China. It sells books and other media products and general merchandise that it sources from publishers, manufacturers, and distributors in China. It also has a marketplace program in which third-party merchants can sell general merchandise products alongside its products, and customers can purchase these products through the same checkout process.

●	PAIPAI.COM consists of a number of major channels, including women, men, online games, digital products, mobile phone, life, sports, students, special offers, mothers and babies, toys, superior quality products, and hotels. Its business model centers on fashionable and trendy brand offerings.

●	EACHNET.COM is eBay’s China e-commerce platform.

Competitive Advantages and Disadvantages

We believe our e-commerce business model possesses a number of strategically significant strengths. Major competitors such as Taobao and Paipai cater predominantly to consumer-to-consumer transactions. In contrast, we focus on business-to-consumer e-commerce with full range of consumer goods and services, from clothing and consumer electronics to household appliances and home furnishings. We believe our sweepstakes and incentive programs are unique among China’s competing e-commerce offerings. For manufacturers and distributors, the platform provides comprehensive retail channel benefits and geographical breadth while permitting autonomy and flexibility in how sellers fulfill and ship goods to consumers. By concentrating on e-commerce technology, we avoid the overhead and operational difficulties of logistics and supply chains.

Our website is presently disadvantaged by its limited history in the marketplace and our need to recruit and train experienced personnel. In addition to the competition we face from other e-commerce businesses, we require time and resources to further integrate our banking, merchant, and consumer partners. At present, consumer-to-consumer represents the largest segment of China’s e-commerce market.

MARKETING AND SALES

In 2012, we cooperated with the China Education Foundation to promote our business during televised national graduation ceremonies of the PRC’s millions of college students.

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

Regulations Relating to Privacy Protection

As an internet content provider, we are subject to regulations relating to protection of privacy. Under the Internet Measures, internet content providers are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes the lawful rights and interests of others. Internet content providers that violate the prohibition may face criminal charges or administrative sanctions by PRC security authorities. In addition, relevant authorities may suspend their services, revoke their licenses or temporarily suspend or close down their websites. Furthermore, under the Administration of Internet Bulletin Board Services issued by the MII in November 2000, internet content providers that provide electronic bulletin board services must keep users’ personal information confidential and are prohibited from disclosing such personal information to any third party without the consent of the users, unless otherwise required by law. The regulation further authorizes relevant telecommunication authorities to order internet content providers to rectify any unauthorized disclosure. Internet content providers could be subject to legal liabilities if unauthorized disclosure causes damages or losses to internet users. However, the PRC government retains the power and authority to order internet content providers to provide the personal information of internet users if the users post any prohibited content or engage in illegal activities through the internet. We believe that we are currently in compliance with these regulations in all material aspects.

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

Under the EIT Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or residence in the PRC: senior management personnel and departments that are responsible for daily production, operation, and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

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

In August 2008, SAFE issued a circular on the conversion of foreign currency into Renminbi by a foreign-invested company that regulates how the converted Renminbi may be used. The circular requires that the registered capital of a foreign-invested enterprise converted into Renminbi from foreign currencies may only be utilized for purposes within its business scope. For example, such converted amounts may not be used for investments in or acquisitions of other PRC companies, unless specifically provided otherwise, which can inhibit the ability of companies to consummate such transactions. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi registered capital of foreign-invested enterprises converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been utilized. Violations may result in severe penalties, such as heavy fines.

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

In the PRC, workers dispatched by an employment agency are normally engaged in temporary, auxiliary, or substitute work. Pursuant to the PRC Labor Contract Law, an employment agency is the employer for workers dispatched by it and must perform an employer’s obligations toward them. The employment contract between the employment agency and the dispatched workers, and the placement agreement between the employment agency and the company that receives the dispatched workers must be in writing. Also, the company that accepts the dispatched workers must bear joint and several liabilities for any violation of the Labor Contract Law by the employment agencies arising from their contracts with dispatched workers. An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, employees who have served an employer for more than one (1) year and less than ten years are entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer shall be compensated at three times their normal salaries for each waived vacation day.

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

Regulations on Dividend Distribution

Wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits after tax as determined in accordance with PRC accounting standards. Remittance of dividends by a wholly foreign-owned enterprise out of China is subject to examination by the banks designated by SAFE. Wholly foreign-owned companies may not pay dividends unless they set aside at least 10% of their respective accumulated profits after tax each year, if any, to fund certain reserve funds, until such time as the accumulative amount of such fund reaches 50% of the wholly foreign-owned company’s registered capital. In addition, these companies also may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds at their discretion. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Safe Regulations on Offshore Special Purpose Companies Held by PRC Residents or Citizens

Pursuant to the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75, issued in October 2005 by SAFE and its supplemental notices, PRC citizens or residents are required to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If the shareholders of the offshore holding company who are PRC citizens or residents do not complete their registration with the local SAFE branches, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its PRC subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC law for evasion of applicable foreign exchange restrictions.

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle(“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for this offering given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network Service and Arki Beijing and between Arki Network Service and Arki Fuxin as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

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

Safe Regulations on Employee Share Options

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. Pursuant to the Share Option Rule, Chinese citizens who are granted share options by an overseas publicly listed company are required to register with SAFE through a Chinese agent or Chinese subsidiary of the overseas publicly listed company and complete certain other procedures. Our PRC employees who have been granted share options will be subject to these regulations. Failure of our PRC share option holders to complete their SAFE registrations may subject these PRC employees to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us.

EMPLOYEES

As of March 22, 2013, we had 36 full-time employees.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

ITEM 1A. RISK FACTORS.

RISKS RELATING TO OUR BUSINESS

Going Concern

The Company incurred a net loss of approximately $1,283,130 for the year ended December 31, 2012. The Company had a cash balance of $174,247 as of December 31, 2012. In 2012, the Company has financed its operations through loans from directors, officers and shareholders. Amounts owed to Caesar Capital Management Ltd., which owns 6.2% of our common stock as of March 22, 2013, was $121,536 at December 31, 2012. Amounts owed to other related parties were $1,837,011 at December 31, 2012. There are no formal agreements between the Company and the directors and officers with respect to these loans. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to control its administrative expenses in the coming year as well as further develop its sales from its main business.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We launched our e-commerce business and our online retailing platform and we acquired a majority interest in Beitun Trading, a meat distribution business, in 2010. We launched our debit card program in May 2012. Currently the debit card program is still under development progress. As a result, we have a limited operating history with respect to these lines of business. Our limited operating history makes it difficult to evaluate our business. In addition, the limited performance history of our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales, and operating systems, procedures and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

We are highly dependent on our senior management and key sales and technical personnel.

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

If we fail to manage our relationships with our merchants, our business and prospectus may suffer.

Our website provides products and services from domestic Chinese and other Asian manufacturers and distributors. Maintaining good relationships with suppliers of products and services that are offered through our website that compete with each other can be difficult. For example, suppliers of similar products may compete for desirable virtual shelf space or priority exposure of their products on our website to our customer base. There can be no assurance that our current merchants will continue to offer their products and services through our website, or that we will be able to establish new or extend current merchant relationships to ensure a steady supply to our members in a timely and cost-efficient manner. If we are unable to develop and maintain good relationships with these manufacturers and distributors, it may inhibit our ability to offer products and services demanded by our customers, or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our merchants cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. Any breakdown in our relationships with the manufacturers and distributors, or a failure to timely resolve disputes with or complaints from our merchants, could materially and adversely affect our business, prospects, and results of operations.

We may incur liability for counterfeit products sold at our website.

Our website offers products from over 530 manufacturers and distributors across China and 20 manufacturers and distributors across U.S. Those manufacturers and distributors are separately responsible for sourcing the products they sell on our website. Although we have adopted measures to verify the authenticity of products sold on our website and minimize potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not always be successful. In the event that counterfeit or infringing products are sold on our website, we could face claims that we should be held liable for selling counterfeit products or infringing on others’ intellectual property rights. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products. Moreover, regardless of whether we successfully defend against such claims, our reputation could be severely damaged. Successful claims of infringement of third-party intellectual property rights against us is a violation by the sellers of products and services on our website of agreements we have with such sellers, which automatically terminates such agreement, and any damages obtained against us may be deducted from sales by such sellers. Any of these events could have a material adverse effect on our business, results of operations, or financial condition.

We may be required to obtain a payment service permit

Pursuant to the “Measures for the Administration of Payment Services of Non-Financial Institutions” (the “Measures”) promulgated by the People’s Bank of China and effective on September 1, 2010, and its Detailed Implementation Rules effective on December 1, 2010, a Payment Business Permit is required for the non-financial institutions that serve as intermediary agencies between the payer and the beneficiary to provide partial or all of the monetary funds transfer services in the form of a) online payment; b) issuance and acceptance of prepaid cards; c) bill collection via bankcards; and d) other payment services determined by the People’s Bank of China. In terms of online payment, it refers to an act of transferring money between the payer and the beneficiary through a public network or special network, including currency exchange, online payment, mobile phone payment, telephone payment, and digital TV payment. In addition, the Measures set forth certain conditions that an applicant for a Payment Business Permit must meet in terms of registered capital amount, qualifications of the main capital contributors and so on. Accordingly, we may be required to apply for a Payment Business Permit. Prior to receipt of a Payment Business Permit, we may not be able to provide money escrow services for our clients, which may impair our competitiveness and adversely affect our operation.

Our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance future expansion efforts could impair the growth and expansion or our business.

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

As part of our business strategy, we may plan to expand our operations through strategic acquisitions in our current markets and in new markets. We cannot accurately predict the timing, size, and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

●	our ability to identify suitable acquisition candidates at acceptable prices;
●	our ability to successfully complete acquisitions of identified candidates;
●	our ability to compete effectively for available acquisition opportunities;
●	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;
●	diversion of management’s attention to expansion efforts;
●	unanticipated costs and contingent liabilities associated with acquisitions;
●	failure of acquired businesses to achieve expected results;
●	our failure to retain key customers or personnel of acquired businesses; and
●	difficulties entering markets in which we have no or limited experience.

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

As a public company, we incur significant legal, accounting, and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies. We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Our members of management have no experience operating a public company. We may need to recruit, hire, train, and retain additional financial reporting, internal controls, and other personnel in order to develop and implement appropriate internal controls and reporting procedures both domestically and internationally. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may have material weaknesses reported in our independent accountant’s attestation report on our internal control over financial reporting required by the Sarbanes-Oxley Act.

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

The internet and internet-based services in the PRC may fail to grow as quickly as expected, and limited use of personal computers in the PRC and the relatively high cost of internet access may limited the development of the internet in the PRC and thus impede our growth.

Our future success depends on the growth of the internet in the PRC. In particular, our business strategy and growth assumptions depend on the continued development and utilization of internet-based services such as e-commerce. While business-to-consumer ecommerce has existed in China since the 1990s, only recently have certain companies become profitable, and, thus, the viability and prospects of various business-to-consumer ecommerce business models, and e-commerce generally, in China remain relatively untested. Our business prospects and future growth could suffer if the internet or the markets for internet-based services in the PRC fail to grow as quickly as anticipated, which could have a material adverse impact over our business prospects, results of operations, and financial condition.

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

We compete with our competitors in the PRC primarily on technological advancements, attractiveness of products and services, volume of traffic and users, quality of website and content, strategic relationships, quality of services, effectiveness of sales and marketing efforts, talented staff, and pricing. We believe our particular disadvantages are the limited time of our website’s presence in the marketplace and we must recruit and our needs to train experienced personnel. Over time, our competitors may gradually build certain competitive advantages over us in terms of greater brand recognition among internet users, better products and services, larger customer and merchant bases, more extensive and well-developed marketing and sales networks, and substantially greater financial and technical resources.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our growth and profitability depend on the level of economic conditions and other factors in China.

We currently derive almost all of our revenue from the PRC. This geographic concentration exposes us to consumer confidence, spending, growth rates, and other factors that may be specific to that territory to which we would be less subject if we were more geographically diversified. The retail industry, in particular, is very sensitive to broad economic changes. The domestic and international political environments, including military conflicts and political turmoil and social instability, may also adversely affect consumer confidence and reduce spending, which could in turn materially and adversely affect our growth and profitability. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

If the PRC government finds that the arrangements that establish the structure for operating our business do not comply with PRC government restrictions on foreign investment in the telecommunications business, we could be subject to severe penalties.

If the PRC government finds that the arrangements that establish the structure for operation our business do not comply with PRC government restrictions on foreign investment in the telecommunications business, we could be subject to severe penalties.

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

The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure is in violation of PRC laws and regulations. If our corporate and contractual structure is deemed by the MIIT to be illegal, either in whole or in part, we may have to modify such structure to comply with regulatory requirements. However, we cannot assure you that we can achieve this without material disruption to our business. Further, if our corporate and contractual structure is found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;
●	levying fines on us;
●	confiscating any of our income that they deem to be obtained through illegal operations;
●	shutting down a portion or all of our networks and servers;
●	discontinuing or restricting our operations in China;
●	requiring us to restructure our corporate and contractual structure;
●	restricting or prohibiting our use of the proceeds from future offering to finance our PRC affiliated entity business and operations; and
●	taking other regulatory or enforcement actions that could be harmful to our business.

Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

We rely on contractual arrangements with Arki Network Service in China and its shareholders for our business operations, which may not be as effective in providing operational control or enabling us to derive economic benefits as ownership of controlling equity interests.

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

If (i) the relevant PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) Arki Network Service or its shareholders terminate the contractual arrangements or (iii) Arki Network Service or its shareholders fail to perform their obligations under these contractual arrangements, our business operations in China would be adversely and materially affected, and the value of your shares would substantially decrease. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our e-commerce business operations unless the then-current PRC law allowed us to directly operate the relevant businesses in China.

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

As a result of our corporate structure and the contractual arrangements between us and our affiliated PRC entity, we are effectively subject to the 5% PRC business tax on net revenues derived from our contractual arrangements with our affiliated PRC entity. We may be subject to adverse tax consequences if the PRC tax authorities were to determine that the contracts between us and our affiliated PRC entity were not on an arm’s length basis and constitute a favorable transfer pricing arrangements. If this occurs, the PRC tax authorities could request that our affiliated PRC entity adjust its taxable income, if any, upward for PRC tax purposes. Such a pricing adjustment could adversely affect us by increasing our affiliated PRC entity’s tax expenses without reducing our tax expenses, which could subject our affiliated PRC entity to late payment fees and other penalties for underpayment of taxes. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. As a result, our contractual arrangements with our affiliated PRC entity may result in adverse tax consequences to us. Although our affiliated PRC e-commerce entities suffered accumulated loss in 2012, they paid PRC income tax of $11,368 in 2012 which can be refunded to the Company in the future or can be used to deduct from future income tax liabilities. If its ecommerce segment generates net income in the future and the PRC tax authorities decide to make transfer pricing adjustments on its net income, our consolidated net income may be adversely affected.

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

Our online business relies on the telecommunications infrastructure of China’s internet.

Most access to the internet in China is maintained through a network owned by the local Chinese telecommunications carriers (e.g. China Unicom and China Telecom) under the regulatory supervision of China’s Ministry of Industry and Information Technology (“MIIT”). In addition, networks in China connect to the internet through a government-controlled international gateway, which is the only channel through which domestic Chinese users connect to the international internet network. We rely on this infrastructure and China Unicom and China Telecom to provide data communications capacity, primarily through local telecommunications lines. We would have no access to alternative networks and services, on a timely basis, if at all, in the event of any infrastructure disruption or failure.

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

The PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice in October 2005 (the SAFE notice), requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” SAFE has further issued a series of implementation guidance, including the most recent Notice of SAFE on Printing and Distributing the Rules for the Implementation of the Operating Procedure of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, which has come into effect as of July 1, 2011. These regulations require PRC residents deemed by SAFE to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose companies. In addition, PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Further, PRC residents are required to file amendments to their registrations with the local SAFE branch if their special purpose companies undergo material events involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions, or long-term equity or debt investments. We have urged our beneficial owners that are PRC residents to complete their registration with local SAFE branch as required under the SAFE notice in connection with the transactions contemplated by the Merger Agreement, but cannot assure you that they have completed such registrations at the time of filing. The failure of these beneficial owners to timely complete their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our WFOEs, limit our WFOEs’ ability to distribute dividends to us or the offshore entities set up by our beneficial owners, or otherwise materially and adversely affect our business.

Restrictions on currency exchange may limit our ability to utilize our capital effectively.

All of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade, and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.

Currently, our PRC subsidiaries may purchase foreign exchange for settlement of “current account transactions,” and retain foreign exchange in its current account, subject to a ceiling approved by the SAFE, to satisfy foreign exchange liabilities or to pay dividends. We cannot, however, assure you that the relevant PRC governmental authorities will not limit or eliminate our PRC subsidiaries’ abilities to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize capital generated in Renminbi to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, if we finance our PRC subsidiaries by foreign currency loans, those loans cannot exceed certain statutory limits and must be registered with the SAFE, and if we finance our PRC subsidiaries by capital contributions, then those capital contributions must be approved by the Ministry Of Commerce or its local agency. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, we may not be able to finance Arki Network Service’s operations by loans or capital contributions. We cannot assure you that we can obtain these governmental registrations or approvals on a timely basis, if at all. These limitations could affect the ability of these entities to obtain foreign exchange through debt or equity financing, and could adversely affect our business and financial conditions.

Fluctuation in the value of the Renminbi may reduce the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi solely to the U.S. dollar. Under this revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. The People’s Bank of China, however, regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For almost two years after July 2008, the Renminbi traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar.

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

Prior to the reverse triangular merger with CCG, we were engaged in the acquisition and exploration of mining properties, a business unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified will be borne by us and may result in substantial costs to the Company and could divert management’s attention and resources that otherwise could have been focused on our business operations.

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

ITEM 2. PROPERTIES.

Our current principal executive offices are located at 100 Park Avenue, 16th Floor, New York 10017. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
100 Park Avenue, 16th Floor, New York 10017	Company headquarters	170	October 31, 2013
No. 3B & 5, Floor 25, Unit 2503, No. 77, Jianguo Road Chaoyang District, Beijing People’s Republic of China	PRC operations headquarter Arki Beijing’s office	7,065	October 20, 2013

The minimum future commitments under lease agreements payable as of December 31, 2012 are as follows:

Year	Amount
2013	$335,930
2014	—
Total	$335,930

ITEM 3. LEGAL PROCEEDINGS

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

Fiscal Year 2012	High	Low
First Quarter	$10.00	$3.60
Second Quarter	$12.33	$9.00
Third Quarter	$9.00	$3.50
Fourth Quarter	$8.00	$1.50

Fiscal Year 2011	High	Low
First Quarter*	$4.00	$3.00
Second Quarter	$4.20	$1.20
Third Quarter	$1.90	$1.90
Fourth Quarter	$6.00	$1.90

*     We have been unable to locate any quotations for our common stock prior to March 11, 2011.

Holders of Our Common Stock

As of March 22, 2013, we had 19,068,889 shareholders of record our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer must meet one of the following requirements: (i) net tangible assets must exceed $3,000,000 if the issuer has been in continuous operation for at least three years; or (ii) net tangible assets must exceed $5,000,000 if the issuer has been in operation for less than three years, or (iii) the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal years ended December 31, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on current beliefs, assumptions, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

OVERVIEW

We are primarily engaged in three different businesses: e-commerce services, meat distribution, and debit card business. We operate an online retail platform at www.ccmus.com in China through Arki (Beijing) E-Commerce Technology Corp., our wholly owned PRC subsidiary. We also have an online retail platform at www.ccgusa.com in the United States. Our meat distribution business is operated through Beijing Beitun Trading Co., Ltd. (“Beijing Beitun”), in which we own a 51% equity interest. The debit card business is operated through America Arki Fuxin Network Management Co. Ltd., our wholly owned PRC subsidiary.

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

We collaborate with Bank of Fuxin to issue cobranded debit cards. We charge participating merchants transaction fees of 1% to 5% for each purchase using our cobranded debit cards. Our cardholders obtain cash refund and bonus points for each purchase, which can be used to redeem cash value in their purchases on our online retail platform. As of December 31, 2012, we had not realized any revenue from this business.

Our net revenues for the year ended December 31, 2012 decreased to $6,823,880 from $7,783,719 for the year ended December 31, 2011, a decrease of $959,839 or 12.3%. Our net revenues from e-commerce business for the year ended December 31, 2012 decreased to $1,153,389 from $2,155,027 for the year ended December 31, 2011, a decrease of $1,001,638 or 46.5%. The decrease was primarily due to a significant decrease in sales resulting from the restructuring of our sales team and less successful marketing activities. Our net revenues from our meat distribution business for the year ended December 31, 2012 increased to $5,670,491 in the year ended December 31, 2012 from $5,628,692 for the year ended December 31, 2011, an increase of $41,799 or 0.7%. Our debit card business did not generate any revenue in 2011 and 2012.

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

E-Commerce Revenue Recognition

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risks as the agreements with our suppliers specify that they have the responsibility to provide the products or services to the customers. Also, the amounts we earn from our merchants/suppliers are based on a fixed percentage and bound contractually. Further, the Company does not have any obligations to resolve disputes between the merchants and customers who purchase products on our website. Specifically, any disputes involving damaged, non-functional, or defective products, product returns, and product warranty issues are resolved between the customer and vendor, and the Company has no obligation on right of return or product warranty for any of the sales completed on its website. Since we are not primarily obligated and amounts earned are determined by using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

Our sales are net of promotional discounts and rebates, and are recorded when the products are shipped by our merchants and titles are passed to the customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. For example, we have current discount offers, including percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities which are based on the volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as net amounts in “Net revenues.” The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods.

Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $741 and $113,403 as of December 31, 2012 and December 31, 2011, respectively. In addition, in 2011 we recognized $0 as contra revenue on a “net” basis in connection with promotional activities. The promotional activities were terminated and no promotional expenses were incurred in 2012.

Distribution Revenue Recognition

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers. Return allowances, which reduce product revenue, are estimated by using historical experience. Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

Reward Programs

The Reward Programs are limited to customers residing in China. Customers may earn reward points by purchasing products and services from the Company. Points are earned based on the amounts and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings in the Company’s daily “Lucky Drawing” for chances to win cash prizes. In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. The membership status entitles the holder to certain discounts on future purchases of selected items on the Company’s website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2012 and 2011 were $503,428 and $1,123,655, respectively and recorded as selling expense.

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

Accounts Receivable

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the years ended December 31, 2012 and 2011 was zero, and there was no allowance for doubtful accounts for accounts receivable at December 31, 2012 and 2011.

Inventories

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product merchants or liquidations, and expected recoverable values of each disposition category.

Share-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation, to account for its service providers’ share-based payments. Common stock of the Company was issued to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $486,533 and $399,800 for the years ended December 31, 2012 and 2011, respectively.

Results Of Operations

Comparison of Years ended December 31, 2012 and December 31, 2011

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have realized zero revenue from our debit card business. Our net revenues for the year ended December 31, 2012 decreased to $6,823,880 from $7,783,719 for the year ended December 31, 2011, a decrease of $959,839 or 12.3%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Year Ended		Increase (decrease) in	Increase (decrease) in
	December 31, 2012	December 31, 2011	dollar amount	percentage
Net revenue – e-commerce business	$1,153,389	$2,155,027	$(1,001,638)	(46.5)%
Net revenue – meat distribution business	$5,670,491	$5,628,692	$41,799	0.7%
Net revenue – debit card business	—	—	—	—
Total Revenue	$6,823,880	$7,783,719	$(959,839)	(12.3)%

E-commerce Business

Our net revenues from e-commerce business for the year ended December 31, 2012 decreased to $1,153,389 from $2,155,027 for the year ended December 31, 2011, a decrease of $1,001,638 or 46.5%. The decrease was primarily due to a significant decrease in sales resulting from the restructuring of our sales team and less successful marketing activities.

Meat Distribution Business

Our net revenues from meat distribution business for the year ended December 31, 2012 increased to $5,670,491 in the year ended December 31, 2012 from $5,628,692 for the year ended December 31, 2011, an increase of $41,799 or 0.7%.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the year ended December 31, 2012 increased to $5,595,790 from $5,564,088 for the year ended December 31, 2011, an increase of $31,702 or 0.6%. The increase was in line with the increase in revenues from the meat distribution business.

Gross Profit

Our gross profit for the year ended December 31, 2012 decreased to $1,228,090 from $2,219,631 for the year ended December 31, 2011, a decrease of $991,541 or 44.7%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the year ended December 31, 2012 decreased to 18.0% from 28.5% for the year ended December 31, 2011. The decrease of our gross profit margin was primarily due to revenues from the meat distribution business accounting for a much higher percentage of our revenues, which has a lower profit margin than the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the year ended December 31, 2012 decreased to $2,561,388 from $4,433,532 for the year ended December 31, 2011, a decrease of $1,872,144 or 42.2%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Year ended December 31,
	2012	2013	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Selling expenses for e-commerce business	$937,080	$1,845,979	$(908,899)	(49.2)%
Selling expenses for meat distribution business	$48,435	$48,954	$(519)	(1.1)%
Sub-total	$985,515	$1,894,933	$(909,418)	(48.0)%
General & administrative expenses for e-commerce business	$1,556,555	$2,530,872	$(974,317)	(38.5)%
General & administrative expenses for meat distribution business	$19,318	$7,727	$11,591	150.0%
Sub-total	$1,575,873	$2,538,599	$(962,726)	(37.9)%
Total	$2,561,388	$4,433,532	$(1,872,144)	(42.2)%

Selling expenses for the year ended December 31, 2012 decreased to $985,515 from $1,894,933 for the year ended December 31, 2011, a decrease of $909,418 or 48.0%. Selling expenses for the e-commerce business for the year ended December 31, 2012 decreased to $937,080 from $1,845,979 for the year ended December 31, 2011, a decrease of $908,899, or 49.2%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the years ended December 31, 2012 and 2011 were $48,435 and $48,954, respectively.

General and administrative expenses for the year ended December 31, 2012 decreased to $1,575,873 from $2,538,599 for the year ended December 31, 2011, a decrease of $962,726, or 37.9%. The decrease was primarily due to a decreases in our professional expenses, management fee, share based compensation and welfare expenses.

Liquidity and Capital Resources

Cash flows

	Year ended December 31,
Net cash generated from /(used in)	2012	2011
Operating activities	$(1,783,227)	$(1,921,043)
Investing activities	—	$(107,843)
Financing activities	$1,342,942	$(483,064)
Net decrease in cash	$(445,565)	$(2,395,407)

Operating Activities

The net cash used in operating activities was $1,783,227 for the year ended December 31, 2012, which was primarily due to a net loss of $1,285,670, an increases in other payables of $36,254, an increase in advance to suppliers of $440,242, an increase in accounts payable of $622,731, an increase of accounts receivable of $569,398 and an increase in deferred revenue of $112,386, partially offset by decreases in inventories of $493,572 and expenses from the issuance of common stocks to service providers of $486,533.

The net cash used in operating activities was $1,921,043 for the year ended December 31, 2011, which was primarily due to a net loss of $2,106,457, increases in inventories of $793,966, accrued liabilities of $784,435 and taxes payable of $465,460, partially offset by decreases in accounts payable of $770,344 and other payable of $980,251.

Investing Activities

The net cash generated from or used in investing activities was nil for the year ended December 31, 2012.

The net cash used in investing activities was $107,843 for the year ended December 31, 2011, which was due to the purchase of property and equipment for the office renovation.

Financing Activities

The net cash generated from financing activities was $1,342,942 for the year ended December 31, 2012, which was due to proceeds from related parties of $3,294,993, offset by payments to related parties of $1,952,051.

The net cash generated from financing activities was $483,064 for the year ended December 31, 2011, which was due to proceeds from related parties of $3,521,856, offset by payments to related parties of $3,177,920.

Capital Resources

We had negative cash flows from our operations for the year ended December 31, 2012. We relied on cash balances carried over and loans from related parties and a shareholder to finance our operations. As of December 31, 2012, we had outstanding loans of $333,104 and $1,494,829 due to Mr. Jianmin Gao and Ms. Wei Guo, respectively. As of December 31, 2012, we had payable to Caesar Capital Management Ltd., a 6.2% shareholder, of $121,536.

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

Lease commitments

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility totaled $28,237 and $30,804 for the years ended December 31, 2012 and 2011, respectively.

On October 21, 2010, Arki Beijing, our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138. Rent expenses totaled $335,814 and $375,264 for the years ended December 31, 2012 and 2011, respectively. This lease expires on October 20, 2013.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532. Rent expenses totaled $76,746 and $62,590 for the years ended December 31, 2012 and 2011, respectively. This lease expires on October 20, 2013.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for this facility totaled $3,921 for the year ended December 31, 2012.

Total future minimum rental lease commitments as of December 31, 2012 are as follows:

2013	$335,930
Thereafter	—
Total	$335,930

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interests in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements of Consumer Capital Group Inc. as of December 31, 2012 and 2011 are appended to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation once we generate sufficient revenues to afford the expense.

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2012, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Prior to the Merger, Scott D. Bengfort was the Company’s sole officer and director. In connection with the Merger and promptly following the closing of the Merger, Jianmin Gao, Hui Chen, Lingling Zhang, Fei Gao, and Dong Yao were appointed as members of our board of directors, and Scott D. Bengfort resigned as the sole member of our board of directors. Hui Chen resigned from our board in August 2011.

OUR BOARD OF DIRECTORS

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jianmin (“Jack”) Gao	59	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	2011
Lingling Zhang	52	Corporate Secretary, Director	2011
Fei Gao	32	Chief Operating Officer, Director	2011
Dong Yao	34	Director	2011

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

JIANMIN (“JACK”) GAO, 59, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002.

LINGLING ZHANG, 52, Corporate Secretary and Director. Ms. Zhang , who is the wife of Jianmin (“Jack”) Gao, is a co-founder of our holding company, CCG. In addition to her positions with the Company, Ms. Zhang has been serving as the Corporate Secretary and a Director of CCG since it was founded in 2009. From 2007 to 2009, she was the President and Secretary of America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.). From 2005 to 2007, Ms. Zhang worked at Mei Ya Securities as an analyst. Ms. Zhang graduated from the Business Management University of Heibei Province with a degree in business administration.

FEI GAO, 32, Chief Operating Officer and Director. Mr. Gao , who is the son of Jianmin (“Jack”) Gao, is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007.

DONG YAO, 34, Director. Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. Mr. Yao has been the general technology manager in Beijing Meihangkai Internet Information Service Co., Ltd. since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

•	None of our directors or executive officers has, during the past ten years;

•	Had any petition under the federal bankruptcy laws or any state;

•	insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
31

•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation;

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

As of December 31, 2012, our board of directors has not established an audit committee, compensation committee, or nominating committee. The functions ordinarily handled by these committees were handled by our entire board of directors. Our board of directors intends to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

The following is a summary of the compensation we paid to the Chief Executive Officer for the fiscal years ended December 31, 2012 and 2011. This includes all compensation, including any compensation paid to the officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2011 or 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Optionawards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jianmin Gao Chief Executive Officer	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

(1)	The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).
(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).

DIRECTOR COMPENSATION

Our directors receive no compensation from us for their roles as directors. We do not have any agreements for compensating our directors for their service in their capacity as directors.

EMPLOYMENT AGREEMENTS

The company does not have an employment agreement with Jianmin Gao for his service as Chief Executive Officer and Chief Financial Officer. Mr. Gao receives no compensation from us for his roles.

Arki Beijing has an employment agreement with Fei Gao for his service as Chief Executive Officer. The term of the agreement is from March 1, 2008 through March 1, 2013. Mr. Gao’s base salary is RMB5,000 per month (approximately $760). Arki Fuxin has an employment agreement with Fei Gao for his service as Chief Executive Officer. The term of the agreement is from November 1, 2010 through October 31, 2013. Fei Gao receives a base salary of RMB10,000 per month (approximately $1,605) and 60,000 shares in Consumer Capital Group Inc. at the commencement of his job. Fei Gao is also entitled to receive RMB80,000 (approximately $12,840) and 70,000 shares in Consumer Capital Group Inc. as annual bonus if he fulfills his obligations under the employment agreement.

Arki Beijing has an employment agreement with Dong Yao for his service as Network Director. The term of the agreement is from March 1, 2008 through March 1, 2013. Mr. Yao’s base salary is RMB5,000 per month (approximately $760). Arki Fuxin has an employment agreement with Dong Yao for his service as Network Director. The term of the agreement is from November 1, 2010 through October 31, 2013. Mr. Yao receives a base salary of RMB15,000 per month (approximately $803) and 80,000 shares in Consumer Capital Group Inc. at the commencement of his job. Mr. Yao is also entitled to receive RMB120,000 (approximately $19,260) and 110,000 shares in Consumer Capital Group Inc. as annual bonus if he fulfills his obligations under the employment agreement.

OPTION PLAN

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2012.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

There were no stock options exercised during the fiscal year ended December 31, 2012, by the executive officer named in the Executive Compensation Table.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

There were no awards made to a named executive officer in the last completed fiscal year under any Long-term incentive plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, and the address of each listed stockholder is c/o Consumer Capital Group Inc.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Jianmin Gao	9,106,439	47.8%
Lingling Zhang	1,365,965	7.2%
Fei Gao	2,276,609	11.9%
Caesar Capital Management Limited	1,180,411	6.2%

Directors and Executive Officers
Jianmin Gao	9,106.439	47.8%
Lingling Zhang	1,365,965	7.2%
Fei Gao	2,276,609	11.9%
Dong Yao	4,553	—

All directors and executive officers	12,753,566	66.9%

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any
33

person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 22, 2013. As of March 22, 2013, there were 19,068,889 shares of our common stock issued and outstanding.

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

RELATED PARTY TRANSACTIONS OF THE COMPANY

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the review and approval of CEO of each subsidiary.

Transaction with Scott D. Bengfort in Connection with the Merger

On February 4, 2011, the Company acquired Consumer Capital Group, Inc., a California corporation (“CCG California”), a consumer e-commerce business with operations in the People’s Republic of China (“PRC”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, the Company’s wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.

In connection with the Merger, the mining rights held by the Company were assigned to Mr. Bengfort, and in turn, Mr. Bengfort personally assumed all liabilities of the Company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between the Company and Mr. Bengfort effective on the closing date of the Merger (the “Assignment and Assumption Agreement”). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which the Company owed to him immediately prior to the closing of the Merger, along with all other claims against the Company, by executing a release agreement (“Release”) effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement, including various representations and warranties. Further, Mr. Bengfort executed an indemnification agreement (“Indemnification Agreement”) in favor of CCG California and the CCG California shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of the Company that may materialize within a one year period after the closing. The closing of the Merger was on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned as the Company’s sole officer and director. Prior to the Merger on February 4, 2011, Scott D. Bengfort was our sole officer/director. We were operating out of the premises of Mr. Bengfort on a rent-free basis for administrative purposes. There was no written agreement or other material terms or arrangements relating to said arrangement. Since January 1, 2009, Scott D. Bengfort loaned the Company an aggregate $13,000 to maintain the positive cash flow needed to pay for the Company’s operating expenses. There were no formal commitments or arrangements with Mr. Bengfort relating to these loans, and there are no terms regarding repayment of any loan or capital contribution. This loan was repaid as of the closing of the Merger.

Transactions with Jianmin Gao (Mr. Gao), Fei Gao, Wei Guo, Shasha Liu, and Lingling Zhang and Caesar Capital Management

Name of Related Parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Stockholder, Daughter of Ms. Lingling Zhang
Caesar Capital Management	6.2% stockholder of our common stock as of March 22, 2013

The Company had the following related party balances as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Loan from Mr. Jianmin Gao	$333,104	$220,657
Loan from Ms. Shasha Liu	$8,404	$2,500
Loan from Mr. Fei Gao	$674	$773
Loan from Ms. Wei Guo	$1,494,829	$250,677
Loan from Caesar Capital Management	$121,536	$853,675
Total related party payables	$1,958,547	$1,328,282

In 2012, we borrowed a total of $121,536 from Caesar Capital Management, which owns 6.2% of our common stock as of March 22, 2013.

Prior to the Merger, CCG loaned Mr. Jianmin Gao $33,911. This loan was paid off in 2011. This loan was non-interest bearing and had no maturity date.

In June 2008, CCG issued 280,000,000 shares of common stock to its founders, including 200,000,000 shares to Jianmin Gao 50,000,000 shares to Fei Gao, and 30,000,000 shares to Lingling Zhang. The consideration was an aggregate subscription receivable of $506,630, or $300,000 for Jianmin Gao, $85,500 for Fei Gao, and $121,130 for Lingling Zhang. Each of these founders paid the subscription receivable between December 2009 and September 2010.

The related party payables and receivables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtains these payables for funding operation purposes when the Company or one of the subsidiaries was in need of cash. For the years ended December 31, 2012 and 2011, the Company borrowed $123,206 and $650,856 from Mr. Jianmin Gao and made payments of $10,759 and $352,823 back to him, respectively. For the years ended December 31, 2012 and 2011, the Company borrowed $3,134,842 and $2,871,100 from Ms. Wei Guo and made repayments of $1,890,690 and $2,825,097 back to her, respectively. For the year ended December 31, 2012, the Company borrowed $1,313 from Mr. Fei Gao and made payments of $1,412 back to him. For the year ended December 31, 2012, the Company borrowed approximately $10,404 from Ms. Shasha Liu and made repayments of $4,500.

Starting from July 1, 2011, the Company entered into an agreement with Ms. Lingling Zhang’s company Capitalco Cooperation (“Capitalco”). Pursuant to the agreement, the Company has agreed that the Company will pay a certain percentage commission to Capitalco for each client referred. Ms. Zhang signed an agreement to sell her company to an unrelated party. Ms. Lingling Zhang, a related party, owned Capitalco Cooperation and sold all her shares in Capitalco in August, 2011. Though the agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold Capitalco. For the years ended December 31, 2012 and 2011, the Company paid Capitalco commissions in the aggregate amount of $162,404 and $9,100, respectively. The summary of the Co-operative agreement between Capitalco Corporation and Consumer Capital Group is attached as Exhibit 10.30 to this Report.

DIRECTOR INDEPENDENCE

For a description of director independence, see “Board Committees; Director Independence” under Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Anton & Chia, LLP (“Anton & Chia”) is the Company’s independent public accounting firm. Seale and Beers, CPAs (“Seale and Beers”) was the Company’s independent registered public accounting firm until February 4, 2011. On February 4, 2011, the Company dismissed Seale and Beers and engaged Anton & Chia as its independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Seale and Beers for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q were $1,750 for the six months ended December 31, 2011 and $1,500 for the six months ended December 31, 2009. Anton & Chia was not engaged as the Company’s independent registered public accounting firm until February 4, 2011, and therefore there were no fees billed by Anton & Chia during the year ended December 31 2010. The aggregate fees billed by Anton & Chia for professional services rendered for the audit and review of our consolidated financial statements and for the 8-K filed in February 2011 were $264,116 for the year ended December 31, 2011 and $124,824 for the year ended December 31, 2012, respectively.

AUDIT-RELATED FEES

There were no fees billed by Seale and Beers or by Anton & Chia for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements during the two years ended December 31, 2012 and 2011.

TAX FEES

The were no fees billed by Seale and Beers or by Anton & Chia for professional services for tax compliance, tax advice, and tax planning during the two years ended December 31, 2012 and 2011.

ALL OTHER FEES

There were no fees billed by Seale and Beers or by Anton & Chia for other products and services for fiscal years ended December 31, 2012 and 2011.

AUDIT COMMITTEE’S PRE-APPROVAL PROCESS

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

2.1	Agreement and Plan of Merger(1)
3.1	Certificfate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Ownership(3)
10.1	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 23, 2010 (English translation) (1)
10.2	Power of Attorney by Jianmin Gao, dated September 21, 2010 (English translation) (1)
10.3	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.4	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.5	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Fei Gao, dated August 23, 2010 (English translation) (1)
10.6	Power of Attorney by Fei Gao, dated September 21, 2010 (English translation) (1)
10.7	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.8	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.9	Exclusive Business Cooperation Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.10	Lease between Vantone International Group, Inc. and Consumer Capital Group Inc., dated June 29, 2010 (1)
10.11	Lease Contract between Beijing Guohua Real Estate Co. Ltd. and Arki (Beijing) E-commerce Technology Co. Ltd., dated August 18, 2010 (English translation) (1)
10.12	Joint Venture Contract between Wei Guo and Consumer Capital Group Inc., dated November 18, 2010 (English translation) (1)
10.13	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 15, 2010 (English translation) (1)
10.14	Agreement between Fuxin Bank and America Arki (Fuxin) Network Management Co., Ltd., dated January 10, 2011 (English translation) (1)
10.15	Assignment and Assumption Agreement between Mondas Minerals, Inc. and Scott Bengfort, dated February 4, 2011 (1)
10.16	Release Agreement by Scott D. Bengfort, dated February 4, 2011 (1)
10.17	Indemnification Agreement between Scott Benfort, Mondas Minerals Corp., and CCG Acquisition Corp., dated February 4, 2011 (1)
10.18	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Fei Gao, dated March 1, 2008 (English translation) (1)
10.19	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Dong Yao, dated March 1, 2008 (English translation) (1)

10.20	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Jianmin Gao, dated February 3, 2011 (English translation) (1)
10.21	Power of Attorney by Jianmin Gao, dated February 3, 2011 (English translation) (1)
10.22	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.23	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.24	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Fei Gao, dated February 3, 2011 (English translation) (1)
10.25	Power of Attorney by Fei Gao, dated February 3, 2011 (English translation) (1)
10.26	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.27	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.28	Exclusive Business Cooperation Agreement between America Arki (Fuxin) Network Management Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.29	Written Description of Oral Loan Agreement between Ms. Wei Guo and Beitun Trading Co. Ltd. (4)
10.30	Summary of Co-operative Agreement between Capitalco Corporation and Consumer Capital Group (4)
10.31	Summary of oral loan agreement with Jianmin Gao(4)
10.32	Form of Loan Agreement between Consumer Capital Group Inc. and Caesar Capital Management
21.1	List of Subsidiaries (4)
31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 10, 2011
(2)	Incorporated by reference to the exhibits to the Company’s registration statement on S-1 Filed on July 15, 2008.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 25, 2011.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013

CONSUMER CAPITAL GROUP INC.

By: /s/ Jianmin Gao

Jianmin Gao

Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	April 1, 2013
Jianmin Gao	Chief Executive Officer,
And Chief Financial Officer

/s/ Lingling Zhang	Corporate Secretary and	April 1, 2013
Lingling Zhang	Director

/s/ Fei Gao	Chief Operating Officer	April 1, 2013
Fei Gao	and Director

/s/ Dong Yao	Director	April 1, 2013
Dong Yao

CONSUMER CAPITAL GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Consumer Capital Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumer Capital Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations of $1,285,670 for the year ended December 31, 2012 and an accumulated deficit of $3,367,386 at December 31, 2012. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations due to significantly lower sales demand of its online products and high operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, which are further described in Note 2, are to borrow funds from its directors and officers. There are no guarantees this source of funds will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Anton & Chia, LLP

Newport Beach, California

April 1, 2013

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31, 2012	December 31, 2011
ASSETS
Cash	$174,247	$619,812
Restricted cash	̶	827,000
Accounts receivable	793,490	214,744
Inventories	679,403	1,167,447
Advance to suppliers	445,798	—
Prepaid expenses	176,263	336,144
Prepaid stock compensation	—	486,533
Other receivables	11,235	30,037
Total current assets	2,280,436	3,681,717

Property and equipment, net	53,434	100,978
Other assets	96,071	93,862
Total noncurrent assets	149,505	194,840

Total assets	$2,429,941	$3,876,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$727,685	$1,344,866
Accrued liabilities	27,802	24,827
Deferred revenue	741	113,403
Taxes payable	17,220	40,814
Other payables	140,543	176,549
Payable to Caesar Capital Management Ltd	121,536	853,675
Related party payables	1,837,011	474,607
Total current liabilities	2,872,538	3,028,741

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized
19,068,889 shares issued and outstanding as of December 31, 2012 and December 31, 2011	1,907	1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,973,225
Non-controlling interest in subsidiary	7,056	4,240
Accumulated other comprehensive income	73,342	80,901
Accumulated deficit	(3,367,386)	(2,081,716)
Total stockholders’ equity (deficit)	(442,597)	847,816

Total liabilities and stockholders’ equity (deficit)	$2,429,941	$3,876,557

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For The Years Ended December 31,
	2012	2011

Net revenues - ecommerce	$1,153,389	$2,155,027
Net revenues - distribution	5,670,491	5,628,692
Total revenue	6,823,880	7,783,719
Cost of sales - distribution	5,595,790	5,564,088
Gross profit	1,228,090	2,219,631

Operating expenses:
Selling expenses	985,515	1,894,933
General & administrative expenses	1,575,873	2,538,599
Total operating expenses	2,561,388	4,433,532

Operating loss	(1,333,298)	(2,213,901)

Other income	51,933	112,699
Total other income	51,933	112,699

Loss before taxes	(1,281,365)	(2,101,202)

Provision for income taxes	1,765	2,054

Net loss	(1,283,130)	(2,103,256)
Less: Net income attributable to Non-controlling interest	2,540	3,201
Net loss attributable to Consumer Capital Group, Inc.	$(1,285,670)	$(2,106,457)

Loss per share - basic and diluted	$(0.07)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	18,575,342

Net loss	$(1,283,130)	$(2,103,256)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(7,559)	2,126

Comprehensive loss, net of tax	$(1,290,689)	$(2,101,130)

Comprehensive income attributable to non-controlling interest	$2,816	$3,201

Comprehensive loss attributable to Consumer Capital Group, Inc.	$(1,293,505)	$(2,104,331)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Years Ended December 31,
	2012	2011

Operating Activities
Net loss attributable to Consumer Capital Group, Inc.	$(1,285,670)	$(2,106,457)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	42,844	57,892
Common stock issued to service providers	486,533	399,800
Property and equipment disposal loss	5,129	—
Net loss attributable to non-controlling interest in subsidiary	2,540	3,201
Change in operating assets and liabilities:
Accounts receivable	(569,398)	104,879
Other assets	(1,249)	102,410
Other receivables	18,901	(29,603)
Inventories	493,572	(793,966)
Prepaid expenses	161,330	(168,658)
Advance to suppliers	(440,242)	—
Accounts payable	(622,731)	770,344
Accrued liabilities	2,866	(784,435)
Deferred revenue	(112,386)	(17,916)
Taxes payable	(23,706)	(465,460)
Payable to Caesar Capital Management Ltd.	94,694	26,675
Other payables	(36,254)	980,251

Cash flows used in operating activities	(1,783,227)	(1,921,043)

Investing Activities
Acquisition of property and equipment	—	(107,843)

Cash flows used in investing activities	—	(107,843)

Financing Activities
Payments to Caesar Capital Management Ltd.	(827,000)	—
Change in restricted cash	827,000	(827,000)
Proceeds from related parties	3,294,993	3,521,856
Payments to related parties	(1,952,051)	(3,177,920)

Cash flows provided by financing activities	1,342,942	(483,064)

Effect of exchange rate on cash	(5,280)	116,543

Change in cash during year	(445,565)	(2,395,407)

Cash at beginning of year	619,812	3,015,219

Cash at end of year	$174,247	$619,812

Supplemental disclosure of cash flow information
Income taxes paid	$13,104	$2,054

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFIC IT)
	Common Stock
	Shares	Amount	Discount on Common Stock	Additional Paid-In Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total

Balance at December 31, 2010	17,777,777	$1,778	$(130,741)	$2,253,354	$1,039	$78,775	$21,540	$2,225,745

Recapitalization on February 4, 2011	1,111,111	$111	—	$(111)	—	—	—	—
Noncontrolling interest in subsidiary	—	—	—	—	$3,201	—	—	$3,201
Common stock issued to service providers	180,000	$18	—	$719,982	—	—	—	$720,000
Foreign currency gain	—	—	—	—	—	$2,126	—	$2,126
Net loss	—	—	—	—	—	—	$(2,103,256)	$(2,103,256)
Balance at December 31, 2011	19,068,888	$1,907	$(130,741)	$2,973,225	$4,240	$80,901	$(2,081,716)	$847,816

Noncontrolling interest in subsidiary	—	—	—	—	$2,816	—	—	$2,816
Foreign currency gain	—	—	—	—	—	$(7,559)	—	$(7,559)
Net loss	—	—	—	—	—	—	$(1,285,670)	$(1,285,670)
Balance at December 31, 2012	19,068,888	$1,907	$(130,741)	$2,973,225	$7,056	$73,342	$(3,367,386)	$(442,597)

The accompanying notes are an integral part of these consolidated financial statements

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2012 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities

Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010

America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29,2010	PRC	51%(2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0%(3)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

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

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the year ended December 31, 2012, no revenue from this business model has been realized or booked as other income. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a comprehensive loss of approximately $1.29 million for the year ended December 31, 2012 and had an accumulated deficit of approximately $3.4 million as of December 31, 2012. The Company has a cash balance of $174,247 as of December 31, 2012. In both 2012 and 2011, the Company financed its operations through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $1,837,011 as of December 31, 2012. Payables to a Caesar Capital Management Ltd. amounted to $121,536 as of December 31, 2012. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

REVERSE MERGER ACCOUNTING

Since former CCG California security holders owned, after the Merger, approximately 94% of Consumer Capital Group Inc. shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from CCG California, CCG California is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These consolidated financial statements reflect the historical results of CCG California prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of

Consumer Capital Group Inc. prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., and America Arki (Fuxin) Network Management Co. Ltd, and 51% majority ownership in Beijing Beitun Trading Co., Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2012 and December 31, 2011, the cumulative translation adjustment of $73,342 and $80,901, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive income was $(7,559) and $2,126, respectively.

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

Our sales are net of promotional discounts and rebates and are recorded when the products are shipped and title passes to customers. Revenues are recorded net of sales and consumption taxes. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as daily sweepstakes reward opportunities that is based on volume of purchases, and other similar offers. Current discount offers and inducement offers are presented as a net amount in “Net revenues.”

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $741 and $113,403 as of December 31, 2012 and 2011, respectively.

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2012 and 2011 were $503,428 and $1,123,655, respectively and recorded as selling expense.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2012 and 2011 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of December 31, 2012 and 2011 were $17,220 and $40,814, respectively.

NET LOSS PER SHARE

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of December 31, 2012 and 2011. For the years ended December 31, 2012 and December 31, 2011, basic and diluted loss per share were the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2012 and 2011, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2011, the Company held cash in escrow on behalf of an unrelated third party of $827,000. The restricted cash represents a one- time deposit into the Company’s operating account. The full amount in escrow was returned to the third party in January 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the years ended December 31, 2012 and 2011 was zero and there was no allowance for doubtful accounts as of December 31, 2012 and 2011.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of December 31, 2012 and 2011, the Company determined that no reserves were necessary.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets.

SEGMENT REPORTING

The Company follows ASC 280, SEGMENT REPORTING. The Company’s chief operating decision maker, who has been identified as the executive chairman of the board of directors and the chief executive officer, reviews the individual results of the e-commerce and distribution businesses when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has two reportable segments. The Company’s operating businesses are organized and based on the nature of markets and customers. As the Company’s long-lived assets are substantially all located in the PRC and substantially all the Company’s revenues are derived from within the PRC, no geographical segments are presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, and other payables. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Common stock was issued in exchange for consulting services to be provided to the Company over the next two years for the purpose of advising management on public company matters. As a result, the Company recorded an asset to be amortized over the term of the consulting contract that was measured at its fair value on the date of grant based on Level 2 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair value of the stock-based payment is amortized to expense over the term of the contract.

The carrying value of cash and cash equivalents, accounts receivable, account payable and accrued liabilities approximates their fair value due to their short-term maturities.

Management believes it is not practical to estimate the fair value of related party payables because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $486,533 and $399,800 for the years ended December 31, 2012 and 2011, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, restricted cash, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2012 and 2011, our bank balances with the banks in U.S. exceeded the insured amount by zero and $587,183, respectively. As of December 31, 2012 and 2011, our bank balances with the Banks in the PRC amounted $173,986 and $609,629, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the years ended December 31, 2012 and 2011, respectively. There were no customers that account for over 10% of accounts receivable as of December 31, 2012 and 2011, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, and Beijing Dealer comprised 13.7% or $14,435, 46.7% or $49,190, and 24.2% or $25,506, respectively, of accounts payable as of December 31, 2012, respectively. There were no vendors that accounted for over 10% of accounts payable as of December 31, 2011.

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 45.8% or $2,890,898 and 51.8% or $3,269,518, respectively, of total revenues for Beitun for the year ended December 31, 2012. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 63.5% or $503,660 and 32.3% or $256,444, respectively, of accounts receivable as of December 31, 2012.

Shanghai Hormel Ltd. and Shanghai Fuxin Ltd., comprised 56.9% or $3,202,726 and 32.7% or $1,840,582, respectively, of total revenues for Beitun for the year ended December 31, 2011. Shanghai Hormel Ltd. and Fucheng Inc., comprised 73.6% or $158,077 and 26.4% or $56,667, respectively, of accounts receivable as of December 31, 2011.

Shuanghui Group and Xileng Inc. comprised 13.8% or $754,497, and 76.3% or $4,172,948, of total purchases for the distribution business for the year ended December 31, 2012. Changxinchang Food Inc. comprised 75.8% or $376,057of accounts payable as of December 31, 2012.

Shuanghui Group and Xileng Inc., each comprised of 44.3% or $3,066,713 and 42.2% or $2,926,899, respectively, of total purchases for the distribution business for the year ended December 31, 2011. Xileng Inc. and Changxinchang Food Inc., comprised 53.1% or $666,582 and 29.7% or $372,309, respectively, of accounts payable as of December 31, 2011.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 1.01 % and 4.75% for the years ended December 31, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accounts receivable	$793,490	$214,744
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$793,490	$214,744

NOTE 5 - INVENTORIES

Inventories consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Finished goods - packaged food	$679,403	$1,167,447
Less: reserve for inventory	—	—
Total inventories	$679,403	$1,167,447

NOTE 6 – ADVANCES TO SUPPLIERS

As of December 31, 2012 and 2011, advances to suppliers consisted of the following:

	December 31, 2012	December 31, 2011
Advances to suppliers	$445,798	$—

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at December 31, 2012.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Prepaid professional fees and salaries	—	$93,600
Prepaid services	$50,759	$50,644
Prepaid taxes	$86,439	$158,046
Prepaid rent	$39,065	$33,854

Total prepaid expenses	$176,263	$336,144

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Office equipment & computers	$15,712	$20,518
Leasehold improvement	$86,746	$86,730
Equipment	$9,370	$9,277
Vehicles	$17,433	$17,433
Office furniture & fixtures	$41,393	$41,015
	$170,654	$174,973
Less: accumulated depreciation	$117,220	$73,995
Total property & equipment, net	$53,434	$100,978

For the years ended December 31, 2012 and 2011, depreciation expense was $42,844 and $57,892, respectively.

NOTE 9 – PREPAID STOCK COMPENSATION

Common stock issued for prepaid consulting services amounted to $0 and $486,533 as of December 31, 2012 and 2011, respectively. As of December 31, 2011, it included $420,000 prepaid consulting services to our public relationship service provider and $66,533 prepaid consulting fee to two consultants. Amortization for the years ended December 31, 2012 and 2011 was $486,533 and $399,800, respectively.

NOTE 10 - OTHER ASSETS

Other assets consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deposit for office	$96,071	$93,862
Total other assets	$96,071	$93,862

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accrued payroll	$13,838	$22,652
Other	$13,954	$2,175
Total accrued liabilities	$27,802	$24,827

NOTE 12 – OTHER PAYABLES

Other payables amounted $140,543 and $176,549 at December 31, 2012 and 2011, respectively. Other payables also include other payables to unrelated parties and are interest free.

NOTE 13 — PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a 6.2% shareholder of the Company, advanced $121,536 and $853,675 to the Company as of December 31, 2012 and 2011, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $76,857 and money collected for its business transactions on the Company’s website of $43,085. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rates of 6%. Interest expenses of $1,594 and $0 have been accrued for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2011, payable to Caesar Captial Management Ltd. also includes an escrow deposit of $827,000 and other payable of $26,675. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012.

NOTE 14 - STOCKHOLDERS’ EQUITY

Our stockholder base consisted of approximately 6,600 stockholders as of December 31, 2012.

COMMON STOCK ISSUED TO MEMBER CUSTOMERS

During 2010, Company management issued stock to customer members, which represented sales inducement incentives to make purchases through the Company’s website. Certain service providers were also granted stock for the value of their services provided to the Company. Common stock issued to service providers and member customers throughout 2010 were measured at the date of grant, and based on Level 2 fair value measurements which uses observable inputs reflecting our own and market based assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair values of the share-based sales inducement offers are deducted from revenues when granted. Share-based awards to service providers are expensed when services are incurred. The Company estimates the fair value of these share issuances using Level 2 inputs and determined that the value of each share is $0.01. For the years ended December 31, 2012 and 2011, there were no incentives offered to member customers.

COMMON STOCK

Immediately prior to the closing of the Merger on February 4, 2011, there were 2,500,000 issued and outstanding shares of the Company’s common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company’s common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

In August, September and December 2010, the Company issued 2,628,419 shares retroactively restated to reflect the recapitalization of common stock to related parties of the Company’s founders and officer of the Company for no par value. As a result, the Company recorded a discount on common stock issued to the officer and relatives of the Company’s founders of $26,284 due to issuance of the common stock below $0.01 par value.

In September 2010, the Company issued 910,644 shares retroactively restated to reflect the recapitalization of common stock as consideration for consulting services with a term of 24 months.

In December 2010, the Company issued 45,532 shares retroactively restated to reflect the recapitalization of common stock to the owners of Beitun as consideration for the Company’s 51% ownership interest of Beitun. The fair value of the shares issued for the acquisition was $10,000.

NOTE 15 - SHARE BASED COMPENSATION

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the service providers’ requisite service period (generally the vesting period of the award). The

Company estimates the fair value of stock for service granted using the Black-Scholes Option Pricing Model since the requisite service period and expected term of the contractual obligations with third parties is two years. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.

The following weighted average assumptions were used in estimating the fair value of the share-based payment arrangements to the above mentioned service providers:

December 31, 2012
Annual dividends	0
Expected volatility	40% - 75%
Risk-free interest rate	0.75%
Expected life	2 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s share-based payments, the Company has calculated volatility using the historical volatility of similar public entities in the Company’s industry. In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities. This resulted in an expected volatility of 40% to 75%. The expected life of two years is based on the contractual requisite service period. The risk free interest rate is the rate on the U.S. Treasury securities 2-year constant maturity with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method.

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the years ended December 31, 2012 and 2011.

We apply ASC 718, Compensation-Stock Compensation, to account for our service providers’ share-based payments. We issued Common stock to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, we determine whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $486,533 and $399,800 for the years ended December 31, 2012 and 2011, respectively.

A summary of share-based compensation activity for the years ended December 31, 2012 and 2011 is as follows:

	Number of Share	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2011	910,644	$0.22	$166,333
Granted	180,000	$4.00	$720,000
Cancelled	—	—	—
Forfeited/Amortized	—	—	$(399,800)
Share-based compensation outstanding at January 1, 2012	1,090,644	$0.84	$486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$(486,533)
Share-based compensation outstanding at December 31, 2012	1,090,644	$0.84	—

On December 28, 2011, the Company issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the years ended December 31, 2012 and 2011, $420,000 and $300,000 were amortized to general and administrative expense, respectively.

NOTE 16 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

b) The Company had the following related party balances at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Loan from Mr. Jianmin Gao	$333,104	$220,657
Loan from Ms. Shasha Liu	$8,404	$2,500
Loan from Mr. Fei Gao	$674	$773
Loan from Ms. Wei Guo	$1,494,829	$250,677
Total related party payables	$1,837,011	$474,607

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the years ended December 31, 2012 and 2011, the Company borrowed $123,206 and $650,856 from Mr. Jianmin Gao and made payments of $10,759 and $352,823 back to him, respectively. For the years ended December 31, 2012 and 2011, the Company borrowed $3,134,842 and $2,871,100 from Ms. Wei Guo and made repayments of $1,890,690 and $2,825,097 back to her, respectively. For the year ended December 31, 2012, the Company borrowed $1,313 from Mr. Fei Gao and made payments of $1,412 back to him. For the year ended December 31, 2012, the Company borrowed approximately $10,404 from Ms. Shasha Liu and made repayments of $4,500.

c) Starting from July 1, 2011, the Company entered into an agreement with Ms. Lingling Zhang’s company Capitalco Cooperation (“Capitalco”). Pursuant to the agreement, the Company has agreed that the Company will pay a certain percentage commission to Capitalco for each client referred. Ms. Zhang signed an agreement to sell her company to an unrelated party. Ms. Lingling Zhang, a related party, owned Capitalco Cooperation and sold all her shares in Capitalco in August, 2011. Though the agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold Capitalco. For the years ended December 31, 2012 and 2011, the Company paid Capitalco commissions in the aggregate amount of $162,404 and $9,100, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012 and we did not renew the contract. Our full service gross monthly rental rate is $2,567. Rent expenses for this facility totaled $28,237 and $30,804 for the years ended December 31, 2012 and 2011, respectively.

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp., our wholly-owned subsidiary, entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses totaled $335,814 and $375,264 for the years ended December 31, 2012 and 2011, respectively. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses totaled $76,746 and $62,590 for the years ended December 31, 2012 and 2011, respectively. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for this facility totaled $3,921 for the year ended December 31, 2012.

Total future minimum rental lease commitments as of December 31, 2012 are as follows:

2013	$335,930
Thereafter	—
Total	$335,930

On May 23, 2012 three unrelated parties filed cases against Arki Network with the Beiing Chaoyang District Personnel Dispute Arbitration Commissions (“the Commission”). The unrelated parties claimed that Arki Network did not sign employment agreements with them and owes them unpaid salaries. On November 12, 2012, the Commission ruled that Arki Network should pay the three individuals $65,765 for unpaid salaries and fines within five days. On November 21, 2012, Arki Network filed a case with The People’s Court of Beijing Chao Yang Division. The Company claims that there were no employment relationships between Arki Network and the three individuals. Management has accrued $65,765 for the potential loss of the case in accounts payable.

NOTE 18 - BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of December 31, 2012 and 2011, can be found below.

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

	For The Years Ended December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,153,389	$5,670,491	$6,823,880
Cost of sales	—	$5,595,790	$5,595,790

Gross profit	$1,153,389	$74,701	$1,228,090

Operating expenses:
Selling expenses	$937,079	$48,436	$985,515
General and administrative	$1,556,555	$19,318	$1,575,873
Total operating expenses	$2,493,634	$67,754	$2,561,388

Operating loss	$(1,340,245)	$6,947	$(1,333,298)
Other income	$51,933	—	$51,933

Loss before taxes	$(1,288,312)	$6,947	$(1,281,365)
Provision for income taxes	—	$1,765	$1,765
Net loss	$(1,288,312)	$5,182	$(1,283,130)
Net loss attributable to non controlling interest	—	$2,540	$2,540
Net loss attributable to Consumer Capital Group, Inc.	$(1,288,312)	$2,642	$(1,285,670)
Net loss	$(1,288,312)	$5,182	$(1,283,130)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(7,559)	—	$(7,559)
Comprehensive loss, net of tax	$(1,295,871)	$5,182	$(1,290,689)
Less: Comprehensive income attributable to non-controlling interest	$2,816	—	$2,816
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(1,298,687)	$5,182	$(1,293,505)

	For the year ended December 31, 2011
	E-Commerce	Food Distribution	Consolidated
Net revenues	$2,155,027	$5,628,692	$7,783,719
Cost of sales	—	$5,564,088	$5,564,088

Gross profit	$2,155,027	$64,604	$2,219,631

Operating expenses:
Selling expenses	$1,845,979	$48,954	$1,894,933
General and administrative	$2,530,872	$7,727	$2,538,599
Total operating expenses	$4,376,851	$56,681	$4,433,532

Operating loss	$(2,221,824)	$7,923	$(2,213,901)
Other income	$112,699	—	$112,699

Loss before taxes	$(2,109,125)	$7,923	$(2,101,202)
Provision for income taxes	—	$2,054	$2,054
Net loss	$(2,109,125)	$5,869	$(2,103,256)
Net loss attributable to non controlling interest	—	$3,201	$3,201
Net loss attributable to Consumer Capital Group, Inc.	$(2,109,125)	$2,668	$(2,106,457)
Net loss	$(2,109,125)	$5,869	$(2,103,256)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$1,821	$305	$2,126
Comprehensive loss, net of tax	$(2,107,304)	$6,174	$(2,101,130)
Less: Comprehensive income attributable to non-controlling interest	$3,201	—	$3,201
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(2,110,505)	$6,174	$(2,104,331)

	As of December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Cash	$53,964	$120,283	$174,247
Accounts receivable	—	793,490	793,490
Inventories	—	679,403	679,403
Advance to suppliers	—	445,798	445,798
Prepaid expenses	132,238	44,025	176,263
Other receivables	—	11,235	11,235
Total current assets	186,202	2,094,234	2,280,436

Property and equipment, net	48,562	4,872	53,434
Other assets	96,071	—	96,071
Total noncurrent assets	144,633	4,872	149,505

Total assets	$330,835	$2,099,106	$2,429,941

	As of December 31, 2011
	E-Commerce	Food Distribution	Consolidated
Cash	$560,086	$59,726	$619,812
Restricted Cash	827,000	—	827,000
Accounts receivable	—	214,744	214,744
Inventories	—	1,167,447	1,167,447
Prepaid expenses	200,957	135,187	336,144
Prepaid stock compensation	486,533	—	486,533
Other receivables	30,037	—	30,037
Total current assets	2,104,613	1,577,104	3,681,717

Property and equipment, net	92,705	8,273	100,978
Other assets	93,862	—	93,862
Total noncurrent assets	186,567	8,273	194,840

Total assets	$2,291,180	$1,585,377	$3,876,557

For the year ended December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

	For the year ended December 31, 2011
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$107,843	$—	$107,843

NOTE 19 - INCOME TAX EXPENSE

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

Loss before income taxes consists of:

	For the years ended December 31,
	2012	2011
Non-PRC	$(843,432)	$(1,020,484)
PRC	$(437,933)	$(1,080,718)
	$(1,281,365)	$(2,101,202)

There was no deferred tax expense for the years ended December 31, 2012 and 2011. The income tax expenses amounted $1,765 and $2,054 for the years ended December 31, 2012 and 2011, respectively. The PRC income tax returns for fiscal year 2008 through fiscal year 2012 remain open for examination.

The components of deferred taxes are as follows at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred tax assets, current portion
Amortization of fair value of stock for services	$97,307	$131,934
Total deferred tax assets, current portion	$97,307	$131,934
Valuation allowance	$(97,307)	$(131,934)
Deferred tax assets, current portion, net	$—	$—
Deferred tax assets, non-current portion
Fixed assets	$8,569	$14,473
Net operating losses	$630,087	$553,475
Total deferred tax assets, non-current portion	$638,656	$567,948
Valuation allowance	$(638,656)	$(567,948)
Deferred tax assets, non-current portion, net	$—	$—

As of December 31, 2012, the Company had an accumulated deficit of $1,800,251 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of December 31, 2012 will expire in years 2013 to 2033 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of December 31, 2012, the operations in the United States of America incurred $1,800,251 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company’s account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the years ended December 31, 2012 and 2011, there were no penalties and interest.

The following is a reconciliation of the provision for income taxes at the PRC and US tax rate to the income taxes reflected in the Statement of Income:

	December 31, 2012	December 31, 2011
Tax expense at statutory rate - US	35%	35%
Changes in valuation allowance - US	(35)%	(35)%
Foreign income tax rate - PRC	25%	25%
Changes in valuation allowance - PRC	(25)%	(25)%
Effective income tax rates	—%	—%

NOTE 20 - LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2012	2011
Numerator:
Net loss	$(1,283,130)	$(2,103,256)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(1,285,670)	$(2,106,457)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	$19,068,889	$18,575,342
Basic and diluted loss per share	$(0.07)	$(0.11)

For the years ended December 31, 2012 and 2011, there were no common stock equivalents for computing diluted earnings per share.

