Form 10-Q
period 2013-03-31
Consumer Capital Group, Inc.
filed 2013-05-15
CIK 1439299

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-152330

Consumer Capital Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2517432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Avenue, 16th Floor, New York 10017 (Address of principal executive offices)(Zip code)
(212) 880-6400
(Registrant’s telephone number, including area code)

Not applicable
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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Table of Contents	-1-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 19,068,889 shares of common stock, par value $0.0001 per share, outstanding as of May 3, 2013.

Table of Contents	-2-

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2013

Table of Contents	-3-

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Table of Contents	-4-

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$71,762	$174,247
Accounts receivable	546,085	793,490
Inventories	598,337	679,403
Advance to suppliers	113,758	445,798
Prepaid expenses	99,278	176,263
Other receivables	8,050	11,235
Total current assets	1,437,270	2,280,436
Property and equipment, net	46,715	53,434
Other assets	96,768	96,071
Total noncurrent assets	143,483	149,505
Total assets	$1,580,753	$2,429,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$704,483	$727,685
Accrued liabilities	36,462	27,802
Deferred revenue	—	741
Taxes payable	14,174	17,220
Other payables	144,352	140,543
Payable to Caesar Capital Management Ltd.	104,646	121,536
Related party payables	1,143,421	1,837,011
Total current liabilities	2,147,538	2,872,538
Stockholders'deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,068,889 shares issued and outstanding as of March 31, 2013 and December 31, 2012	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,973,225
Non-controlling interest in subsidiary	7,635	7,056
Accumulated other comprehensive income	74,137	73,342
Accumulated deficit	(3,492,948)	(3,367,386)
Total stockholders' deficit	(566,785)	(442,597)
Total liabilities and stockholders' deficit	$1,580,753	$2,429,941

The accompanying notes are an integral part of these consolidated financial statements

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

Table of Contents	-5-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	For The Three Months Ended March 31,
	2013	2012
Net revenues - ecommerce	$1,325	$1,007,756
Net revenues - distribution	1,403,364	562,405
Total revenue	1,404,689	1,570,161
Cost of sales - distribution	1,388,142	545,558
Gross profit	16,547	1,024,603
Operating expenses:
Selling expenses	24,767	856,823
General & administrative expenses	336,672	497,353
Total operating expenses	361,439	1,354,176
Operating loss	(344,892)	(329,573)
Other income	220,159	36,298
Total other income	220,159	36,298
Loss before taxes	(124,733)	(293,275)
Provision for income taxes	336	131
Net loss	(125,069)	(293,406)
Less: Net incomeattributable to Non-controlling interest	494	193
Net loss attributable to Consumer Capital Group, Inc.	$(125,563)	$(293,599)
Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	19,068,888
Net loss	$(125,069)	$(293,406)
Other comprehensive loss, before tax
Foreign currency translation adjustment	795	(7,707)
Comprehensive loss, net of tax	(124,274)	(301,113)
Comprehensive income attributable to non-controlling interest	579	178
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(124,853)	$(300,935)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-6-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss attributable to Consumer Capital Group, Inc.	(125,563)	$(293,599)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	6,872	16,309
Common stock issued to service providers	—	144,951
Net loss attributable to non-controlling interest in subsidiary	494	193
Change in operating assets and liabilities:
Accounts receivable	249,414	(385,674)
Other assets	(396)	(5,091)
Other receivables	3,214	(35,327)
Inventories	83,027	263,495
Prepaid expenses	77,357	130,780
Advance to suppliers	332,808	—
Accounts payable	(25,387)	(142,737)
Accrued liabilities	8,613	(814)
Deferred revenue	(742)	(62,223)
Taxes payable	(3,093)	(27,071)
Payable to Caesar Capital Management Ltd.	(16,898)	—
Other payables	3,652	342,275
Cash flows provided by (used in) operating activities	593,373	(54,533)
Financing Activities
Payments to Caesar Capital Management Ltd.		(827,000)
Change in restricted cash	—	827,000
Proceeds from related parties	441,022	363,020
Payments to related parties	(1,138,328)	(40,844)
Cash flows provided by(used in) financing activities	(697,306)	322,176
Effect of exchange rate on cash	1,449	(7,189)
Change in cash during year	(102,485)	260,454
Cash at beginning of year	174,247	619,812
Cash at end of year	71,762	$880,266
Supplemental disclosure of non-cash financing activity:
Common stock issued for member incentives	—	$131
Supplemental disclosure of cash flow information
Income taxes paid	336	$131

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	-7-

 CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2013 are as follows:

Table of Contents	-8-

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29,2010	PRC	51% (2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (3)	Entity under common control through relationships between FeiGao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) Joint venture

(3) VIE

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jian Min Gao and Mr. FeiGao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Services’ expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

Table of Contents	-9-

The following is a summary of the Contractual Agreements:

LOAN AGREEMENT

The shareholders of Arki Network Service, namely Mr. Jian Min Gao and Mr. FeiGao, entered into a loan agreement with Arki Fuxin on February 3, 2011. Under this loan agreement, Arki Fuxin granted an interest-free loan of RMB 1.0 million to Mr. Jian Min Gao and Mr. FeiGao, collectively, for their capital contributions to Arki Network Service, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when Arki Fuxin requests repayment. Arki Fuxin may request repayment of the loan with 30 days advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation.

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

Table of Contents	-10-

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the three months ended March 31, 2013, no revenue from this business model has been realized or booked as other income. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program.

BEITUN

We own a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. (“Beitun Trading”). BeitunTrading, a PRC trade and distribution company, engages in the wholesale distribution of various food and meat products. It was established on April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred a comprehensive loss of $124,273 for the three months ended March 31, 2013 and had an accumulated deficit of approximately $3.5 million as of March 31, 2013. The Company has a cash balance of $71,762 as of March 31, 2013. In both 2013 and 2012, the Company financed its operations through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $1,143,421 as of March 31, 2013. Payables to shareholder - Caesar Capital Management Ltd. amounted to $104,646 as of March 31, 2013. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

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

Table of Contents	-11-

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2013 and December 31, 2012, the cumulative translation adjustment of $74,137 and $73,342, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended March 31, 2013 and 2012, the foreign currency translation adjustment to accumulated other comprehensive income (loss) were $795 and $(7,707), respectively.

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

Table of Contents	-12-

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $0 and $741 as of March 31, 2013 and December 31, 2012, respectively.

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2013 and 2012 were $453 and $571,864, respectively and recorded as selling expense.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

Table of Contents	-13-

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2012 and 2011 annual effective tax rates are estimated to be the 25% PRC statutory rate primarily based on the expected taxable net income of our operating subsidiaries, Arki Beijing and Arki Fuxin. Taxes payable as of March 31, 2013 and December 31, 2012 were $14,174 and $17,220, respectively.

NET LOSS PER SHARE

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, basic and diluted loss per share were the same due to the Company’s loss position.

Table of Contents	-14-

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three months ended March 31, 2013 and 2012 was zero and there was no allowance for doubtful accounts as of March 31, 2013 and December 31, 2012.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of March 31, 2013 and December 31, 2012, the Company determined that no reserves were necessary.

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

Table of Contents	-15-

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The contract period with these service providers is two years and the cost of the equity based payments are recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $0 and $144,951 for the three months ended March 31, 2013 and 2012, respectively.

Table of Contents	-16-

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, restricted cash, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2013 and December 31, 2012, our bank balances with the banks in U.S. exceeded the insured amount by $0. As of March 31, 2013 and December 31, 2012, our bank balances with the Banks in the PRC amounted $67,831 and $173,986, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the three months ended March 31, 2013 and 2012, respectively. There were no customers that account for over 10% of accounts receivable as of March 31, 2013 and December 31, 2012, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, and Beijing Dealer comprised 13.9% or $14,748, 46.6% or $49,343, and 24.2% or $25,586, respectively, of accounts payable as of March 31, 2013, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, and Beijing Dealer comprised 13.7% or $14,435, 46.7% or $49,190, and 24.2% or $25,506, respectively, of accounts payable as of December 31, 2012.

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 27.9% or $441,318 and 68.2% or $1,079,966, respectively, of total revenues for Beitun for the three months ended March 31, 2013. Shanghai Hormel Ltd., Shanghai Fuxi Company and Fucheng Inc. comprised 64.4% or $351,540, 24.1% or 131,555 and 11.5% or $62,990, respectively, of accounts receivable as of March 31, 2013.

Shanghai Hormel Ltd. comprised of 99.8% or $561,449 of total revenues for Beitun for the three months ended March 31, 2012. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 63.5% or $503,660 and 32.3% or $256,444, respectively, of accounts receivable as of December 31, 2012.

Xileng Inc. comprised 92.7% or $1,121,107, of total purchases for the distribution business for the three months ended March 31, 2013. Changxinchang Food Inc. comprised 72.3% or $377,229 of accounts payable as of March 31, 2013.

Shuanghui Group comprised of 100.0% or $318,731 of total purchases for the distribution business for the three months ended March 31, 2012. Changxinchang Food Inc. comprised 75.8% or $376,057 of accounts payable as of December 31, 2012.

Table of Contents	-17-

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.31 % and 0.06% for the three months ended March 31, 2013 and 2012, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

FASB Accounting Standards Update No. 2012-08

In September 2012, the FASB issued ASU 2012-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2012. The adoption of ASU 2012-08 is not expected to significantly impact the Company’s consolidated financial statements.

Table of Contents	-18-

FASB Accounting Standards Update No. 2012-11

In December 2012, the FASB issued the FASB Accounting Standards Update No. 2012-11  “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2012-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2012-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2013-02

On July 27, 2013, the FASB issued ASU 2013-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accounts receivable	$546,085	$793,490
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$546,085	$793,490

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Finished goods - packaged food	$598,337	$679,403
Less: reserve for inventory	—	—
Total inventories	$598,337	$679,403

Table of Contents	-19-

NOTE 6 – ADVANCES TO SUPPLIERS

As of March 31, 2013 and December 31, 2012, advances to suppliers consisted of the following:

	March 31, 2013	December 31, 2012
Advances to suppliers	$113,758	$445,798

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at March 31, 2013.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Prepaid services	$15,365	$15,358
Prepaid taxes	11,547	86,439
Prepaid rent	72,366	74,466

Total prepaid expenses	$99,278	$176,263

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Office equipment & computers	$15,812	$15,712
Leasehold improvement	87,017	86,746
Equipment	9,399	9,370
Vehicles	17,433	17,433
Office furniture & fixtures	41,511	41,393
	171,172	170,654
Less: accumulated depreciation	124,457	117,220
Total property & equipment, net	$46,715	$53,434

For the three months ended March 31, 2013 and 2012, depreciation expense was $6,872 and $16,309, respectively.

NOTE 9 – PREPAID STOCK COMPENSATION

Common stock issued for prepaid consulting services amounted to $0 as of March 31, 2013 and December 31, 2012. Amortization for the three months ended March 31, 2013 and 2012 was $0 and $144,951, respectively.

NOTE 10 - OTHER ASSETS

Other assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deposit for office	$96,768	$96,071
Total other assets	$96,768	$96,071

Table of Contents	-20-

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accrued payroll	$27,544	$13,838
Other	8,918	13,954
Total accrued liabilities	$36,462	$27,802

NOTE 12 – OTHER PAYABLES

Other payables amounted $144,352 and $140,543 at March 31, 2013 and December 31, 2012, respectively. Other payables also include other payables to unrelated parties and are interest free.

NOTE 13 — PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a 6.2% shareholder of the Company, advanced $104,646 and $121,536 to the Company as of March 31, 2013 and December 31, 2012, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $109,191 and money owned by Caesar of $4,546. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rates of 6%. Interest expenses of $1,018 and $0 have been accrued for the three months ended March 31, 2013 and 2012, respectively. As of December 31, 2012, payable to Caesar Captial Management Ltd. also includes loan payables of $76,857 and money collected for its business transactions on the Company’s website of $43,085.

NOTE 14 - STOCKHOLDERS’ DEFICIT

Our stockholder base consisted of approximately 6,600 stockholders as of March 31, 2013.

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

Table of Contents	-21-

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

March 31, 2013
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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the three months ended March 31, 2013 and 2012.

We apply ASC 718, Compensation-Stock Compensation, to account for our service providers’ share-based payments. We issued Common stock to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, we determine whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value that is calculated using an option pricing model. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $0 and $144,951 for the three months ended March 31, 2013 and 2012, respectively.

Table of Contents	-22-

A summary of share-based compensation activity for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	Number of Share	Weighted Average Fair Value	Prepaid Amount
Share-based compensation outstanding at January 1, 2012	1,090,644	$0.84	$486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$(486,533)
Share-based compensation outstanding at January 1, 2013	1,090,644	$0.84	—
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$—
Share-based compensation outstanding at March 31, 2013	1,090,644	$0.84	—

On December 28, 2011, the Company issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the three months ended March 31, 2013 and 2012, $0 and $120,000 were amortized to general and administrative expense, respectively.

NOTE 16 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. JianminGao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. FeiGao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

b) The Company had the following related party balances at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Loan from Mr. JianminGao	$336,494	$333,104
Loan from Ms. Shasha Liu	$8,404	$8,404
Loan from Mr. FeiGao	$47,367	$674
Loan from Ms. Wei Guo	$751,156	$1,494,829
Total related party payables	$1,143,421	$1,837,011

The related party payables are non-interest bearing and have no specified maturity date. Mr. JianminGao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended March 31, 2013 and 2012, the Company borrowed $3,390 and $0 from Mr. JianminGao and made payments of $0 and $10,040 back to him, respectively. For the three months ended March 31, 2013 and 2012, the Company borrowed $334,707 and $365,500 from Ms. Wei Guo and made repayments of $1,078,380 and $33,285 back to her, respectively. For the three months ended March 31, 2013, the Company borrowed $46,693 from Mr. FeiGao and made payments of $0 back to him.

For the three months ended March 31, 2013, the Company borrowed approximately $0 from Ms. Shasha Liu and made repayments of $0.

Table of Contents	-23-

c) Starting from July 1, 2011, the Company entered into an agreement with Ms. Lingling Zhang’s company Capitalco Cooperation (“Capitalco”). Pursuant to the agreement, the Company has agreed that the Company will pay a certain percentage commission to Capitalco for each client referred. Ms. Zhang signed an agreement to sell her company to an unrelated party. Ms. Lingling Zhang, a related party, owned Capitalco Cooperation and sold all her shares in Capitalco in August, 2011. Though the agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold Capitalco. For the three months ended March 31, 2013 and 2012, the Company paid Capitalco commissions in the aggregate amount of $0 and $7,100, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012 and we did not renew the contract. Our full service gross monthly rental rate is $2,567. Rent expenses for this facility totaled $0 and $7,701 for the three months ended March 31, 2013 and 2012, respectively.

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp., our wholly-owned subsidiary, entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. Rent expenses totaled $75,414 and $92,493 for the three months ended March 31, 2013 and 2012, respectively. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. Rent expenses totaled $19,596 and $18,777 for the three months ended March 31, 2013 and 2012, respectively. This lease expires on October 20, 2013. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for this facility totaled $5,769 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Total future minimum rental lease commitments as of March 31, 2013 are as follows:

2013	$235,151
Thereafter	—
Total	$235,151

On May 23, 2012 three unrelated parties filed cases against Arki Network with the BeiingChaoyang District Personnel Dispute Arbitration Commissions (“the Commission”). The unrelated parties claimed that Arki Network did not sign employment agreements with them and owes them unpaid salaries. On November 12, 2012, the Commission ruled that Arki Network should pay the three individuals $65,765 for unpaid salaries and fines within five days. On November 21, 2012, Arki Network filed a case with The People’s Court of Beijing Chao Yang Division. The Company claims that there were no employment relationships between Arki Network and the three individuals. Management has accrued $65,765 for the potential loss of the case in accounts payable.

NOTE 18 - BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 2 - Summary of Significant Accounting Policies.

Table of Contents	-24-

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of March 31, 2013 and December 31, 2012, can be found below.

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

	For the three months ended March 31, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,325	$1,403,364	$1,404,689
Cost of sales	—	$1,388,142	$1,388,142
Gross profit	$1,325	$15,222	$16,547
Operating expenses:
Selling expenses	$15,146	$9,621	$24,767
General and administrative	$332,415	$4,257	$336,672
Total operating expenses	$347,561	$13,878	$361,439
Operating loss	$(346,236)	$1,344	$(344,892)
Other income	$220,159	$—	$220,159
Loss before taxes	$(126,077)	$1,344	$124,733)
Provision for income taxes	$—	$336	$336
Net loss	$(126,077)	$1,008	$(125,069)
Net income attributable to non controlling interest	$—	$494	$494
Net loss attributable to Consumer Capital Group, Inc.	$(126,077)	$514	$(125,563)
Net loss	$(126,077)	$1,008	$(125,069)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$795	$—	$$795
Comprehensive loss, net of tax	$(125,282)	$1,008	$(124,274)
Less: Comprehensive income attributable to non-controlling interest	$579	$—	$579
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(125,861)	$1,008	$(124,853)

Table of Contents	-25-

	For the three months ended March 31, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,007,756	$562,405	$1,570,161
Cost of sales	—	$545,558	$545,558
Gross profit	$1,007,756	$16,847	$1,024,603
Operating expenses:
Selling expenses	$841,543	$15,280	$856,823
General and administrative	$496,312	$1,041	$497,353
Total operating expenses	$1,337,855	$16,321	$1,354,176
Operating loss	$(330,099)	$526	$(329,573)
Other income	$36,298	—	$36,298
Loss before taxes	$(293,801)	$526	$(293,275)
Provision for income taxes	—	$131	$131
Net loss	$(293,801)	$395	$(293,406)
Net income attributable to non controlling interest	—	$193	$193
Net loss attributable to Consumer Capital Group, Inc.	$(293,801)	$202	$(293,599)
Net loss	$(293,801)	$395	$(293,406)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(7,707)	$—	$(7,707)
Comprehensive loss, net of tax	$(301,508)	$395	$(301,113)
Less: Comprehensive income attributable to non-controlling interest	$178	$—	$178
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(301,686)	$395	$(301,291)

	As of March 31, 2013
	E-Commerce	Food Distribution	Consolidated
Cash	$55,117	$16,645	$71,762
Accounts receivable	—	546,085	546,085
Inventories	—	598,337	598,337
Advance to suppliers	—	113,758	113,758
Prepaid expenses	55,492	43,786	99,278
Other receivables	—	8,050	8,050
Total current assets	110,609	1,326,661	1,437,270
Property and equipment, net	42,703	4,012	46,715
Other assets	96,768	—	96,768
Total noncurrent assets	139,471	4,012	143,483
Total assets	$250,080	$1,330,673	$1,580,753

Table of Contents	-26-

	As of December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Cash	$53,964	$120,283	$174,247
Accounts receivable	—	793,490	793,490
Inventories	—	679,403	679,403
Advance to suppliers	—	445,798	445,798
Prepaid expenses	132,238	44,025	176,263
Other receivables	—	11,235	11,235
Total current assets	186,202	2,094,234	2,280,436
Property and equipment, net	48,562	4,872	53,434
Other assets	96,071	—	96,071
Total noncurrent assets	144,633	4,872	149,505

Total assets	$330,835	$2,099,106	$2,429,941

For the three months ended March 31, 2013
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

For the three months ended March 31, 2012
	E-Commerce	Food Distribution		Consolidated
Capital Expenditure	$—	$—	$	$—

Table of Contents	-27-

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

Loss before income taxes consists of:

	For the three months ended March 31,
	2013	2012
Non-PRC	$(50,740)	$(274,954)
PRC	$(73,993)	$(18,321)
	$(124,733)	$(293,275)

There was no deferred tax expense for the three months ended March 31, 2013 and 2012. The income tax expenses amounted $336 and $131 for the three months ended March 31, 2013 and 2012, respectively. The PRC income tax returns for fiscal year 2008 through fiscal year 2012 remain open for examination.

The components of deferred taxes are as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax assets, current portion
Amortization of fair value of stock for services	$—	$97,307
Total deferred tax assets, current portion	$—	$97,307
Valuation allowance	$—	$(97,307)
Deferred tax assets, current portion, net	$—	$—
Deferred tax assets, non-current portion
Fixed assets	$1,374	$8,569
Net operating losses	$698,590	$630,087
Total deferred tax assets, non-current portion	$699,964	$638,656
Valuation allowance	$(699,964)	$(638,656)
Deferred tax assets, non-current portion, net	$—	$—

As of March 31, 2013, the Company had an accumulated deficit of $3,492,948 that can be carried forward to offset future net profit for income tax purposes. The net operating loss carry forwards as of March 31, 2013 will expire in years 2013 to 2033 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of March 31, 2013, the operations in the United States of America incurred $1,850,990 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Table of Contents	-28-

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company’s account.

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three months ended March 31, 2013 and 2012, there were no penalties and interest.

NOTE 20 – OTHER INCOME

For the three months ended March 31, 2013 and 2012, other income, which consisted mainly of government grants, was $220,159 and $36,298, respectively.

NOTE 21 - LOSS PER SHARE

Basic and diluted loss per share for each of the three months presented are calculated as follows:

	For the three months ended March 31,
	2013	2012
Numerator:
Net loss	$(125,069)	$(293,406)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(125,563)	$(293,599)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	$19,068,889	$19,068,889
Basic and diluted loss per share	$(0.01)	$(0.02)

For the three months ended March 31, 2013 and 2012, there were no common stock equivalents for computing diluted earnings per share.

Table of Contents	-29-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We collaborate with Bank of Fuxin to issue cobranded debit cards. We charge participating merchants transaction fees of 1% to 5% for each purchase using our cobranded debit cards. Our cardholders obtain cash refe used to redeem cash value in their purchases on our online retail platform. As of March 31, 2013, we had not realized any revenue from this business.

Our net revenues for the three months ended March 31, 2013 decreased to $1,404,689 from $1,570,161 for the three months ended March 31, 2012, a decrease of $165,472 or 10.5%. Our net revenues from e-commerce business for the three months ended March 31, 2013 decreased to $1,325 from $1,007,756 for the three months ended March 31, 2012, a decrease of $1,006,431 or 99.9%.The decrease was primarily due to a lack of successful marketing activities and quality vendors with popular products to attract customers amid intensified competition. The Company has shifted away part of its focus and efforts from e-commerce business to the debit card business. Our net revenues from our meat distribution business for the three months ended March 31, 2013 increased to $1,403,364 in the three months ended March 31, 2013 from $562,405 for the three months ended March 31, 2012, an increase of $840,959 or 149.5%. The increase of our sales from Beitun was primarily contributed by the relatively increased number of sales force compared to the temporary shortage of sales staff during part of January and February of 2012. Beitun Trading had limited operations for most of January and February of 2012 because the main sales person was absent due to a family emergency and many other sales staffs were on vacation for Chinese New Year in 2012.

Our debit card business did not generate any revenue in 2012 and 2013. The debit card business was not operating as of March 31, 2013. We have been working to form a joint effort with a Chinese bank Fuxin Bank to issue co-branded debit cards to consumers. Fuxin Bank is currently testing their system required for debit card issuance. We expect to start our debit card operation in the second half of 2013.

Table of Contents	-30-

Results of Operations

Comparison of three months ended March 31, 2013 and March 31, 2012

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the three months ended March 31, 2013 decreased to $1,404,689 from $1,570,161 for the three months ended March 31, 2012, a decrease of $165,472 or 10.5%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase (decrease) in
	March 31, 2013	March 31, 2012	dollar amount	percentage
Net revenue – e-commerce business	$1,325	$1,007,756	$(1,006,431)	(99.9)%
Net revenue – meat distribution business	$1,403,364	$562,405	$840,959	149.5%
Net revenue – debit card business	—	—	—	—
Total Revenue	$1,404,689	$1,570,161	$(165,472)	(10.5)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended March 31, 2013 decreased to $1,325 from $1,007,756 for the three months ended March 31, 2012, a decrease of $1,006,431 or 99.9%. The decrease was primarily due to a significant decrease in sales resulting from the less successful marketing activities.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended March 31, 2013 increased to $1,403,364 in the three months ended March 31, 2013 from $562,405 for the three months ended March 31, 2012, an increase of $840,959 or 149.5%.The increase of our sales from Beitun is because of our temporary shortage of sales staff during part of January and February 2012. Beitun Trading had limited operations for most of January and February of 2012 because the main sales person was absent due to a family emergency and many sales staff were on vacation for Spring festival.

Debit Card Business

Our debit card business did not generate any revenue in 2012 and 2013.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the three months ended March 31, 2013 increased to $1,388,142 from $545,558 for the three months ended March 31, 2012, an increase of $842,584 or 154.4%. The increase was in line with the increase in revenues from the meat distribution business.

Table of Contents	-31-

Gross Profit

Our gross profit for the three months ended March 31, 2013 decreased to $16,547 from $1,024,603 for the three months ended March 31, 2012, a decrease of $1,008,056 or 98.4%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the three months ended March 31, 2013 decreased to 1.2% from 65.3% for the three months ended March 31, 2012. The decrease of our gross profit margin was primarily due to revenues from the meat distribution business accounting for a much higher percentage of our revenues, which has a lower profit margin than the e-commerce business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended March 31, 2013 decreased to $361,438 from $1,354,176 for the three months ended March 31, 2012, a decrease of $992,738 or 73.3%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Three months ended March 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012

Selling expenses for e-commerce business	$15,146	$841,543	$(826,397)	(98.2)%
Selling expenses for meat distribution business	$9,621	$15,280	$(5,659)	(37.0)%
Sub-total	$24,767	$856,823	$(832,056)	(97.1)%
General & administrative expenses for e-commerce business	$332,415	$496,312	$(163,897)	(33.0)%
General & administrative expenses for meat distribution business	$4,257	$1,041	$3,216	308.9%
Sub-total	$336,672	$497,353	$(160,681)	(32.3)%
Total	$361,439	$1,354,176	$(992,737)	(73.3)%

Selling expenses for the three months ended March 31, 2013 decreased to $24,767 from $856,823 for the three months ended March 31, 2012, a decrease of $832,056 or 97.1%. Selling expenses for the e-commerce business for the three months ended March 31, 2013 decreased to $15,146 from $841,543 for the three months ended March 31, 2012, a decrease of $826,397, or 98.2%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the three months ended March 31, 2013 and 2012 were $9,621 and $15,280, respectively.

General and administrative expenses for the three months ended March 31, 2013 decreased to $336,672 from $497,353 for the three months ended March 31, 2012, a decrease of $160,681, or 32.3%. The decrease was primarily due to a decreases in our professional expenses, management fee, share based compensation and welfare expenses.

Liquidity and Capital Resources

Cash flows

	Three months ended March 31,
Net cash generated from /(used in)	2013	2012
Operating activities	$593,373	$(881,533)
Investing activities	—	$—
Financing activities	$(697,306)	$1,149,176
Net increase(decrease) in cash	$(102,485)	$260,454

Table of Contents	-32-

Operating Activities

The net cash generated from operating activities was $593,373 for the three months ended March 31, 2013, which was primarily due to our net loss of $125,563, decreases of inventories of $83,027, decrease of advance to suppliers of $332,808, decrease of accounts receivable of $249,414, partially offset by decreases in payable to Caesar Capital Management Ltd. of $16,898, and decreases in accounts payable of $25,387.

The net cash used in operating activities was $54,533 for the three months ended March 31, 2012, which was primarily due to our net loss of $293,599, decreases in accounts payable of $142,737, decreases of accounts receivable of $385,674 and decreases in deferred revenue of $62,223, partially offset by decreases in inventories of $263,495, decreases in prepaid expenses of $130,780, increases in other payables of $342,275, and expenses from the issuance of common stocks to service providers of $144,951.

Investing Activities

The net cash generated from or used in investing activities was nil for the three months ended March 31, 2013 and 2012.

Financing Activities

The net cash used in financing activities was $697,306 for the three months ended March 31, 2013, which was due to proceeds from related parties of $441,022, offset by payments to related parties of $1,138,328.

The net cash generated from financing activities was $322,176 for the three months ended March 31, 2012, which was due to proceeds from related parties of $363,020 and restricted cash of $827,000, offset by payments to related parties of $40,844 and payment to Caesar Capital Management Ltd. of $827,000.

Capital Resources

As of March 31, 2013, we had cash of $71,762 on hand. We had positive cash flows from our operations for the three months ended March 31, 2013. As of March 31, 2013, we had outstanding loans of $336,494 and $751,156 due to Mr. JianminGao and Ms. Wei Guo, respectively. As of March 31, 2013, we had payable of $104,646 to Caesar Capital Management Ltd., a 6.2% shareholder as of March 31, 2013.

We have historically financed our operations through loans from our directors and officers and a major shareholder of the Company. We believe that our cash on hand will not provide sufficient working capital to fund our operations for the next twelve months. We intend to finance our operation and internal growth with cash on hand, cash provided from operations, loan from related parties, borrowings, or some combination thereof.

To the extent it becomes necessary to raise additional capital, we may seek to raise the fund by way of equity or debt offerings, or a combination thereof. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all.

Lease commitments

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012. Our full service gross monthly rental rate is $2,567. Rent expense for this facility totaled $0 and $7,701 for the three months ended March 31, 2013 and 2012, respectively.

Table of Contents	-33-

On October 21, 2010, Arki Beijing, our wholly-owned subsidiary entered into a new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. On July 1, 2012, the Company entered an amendment agreement with the lessor and reduced the monthly gross rental rate to approximately $25,138. Rent expenses totaled $75,414 and $92,493 for the three months ended March 31, 2013 and 2012, respectively. This lease expires on October 20, 2013.

On March 1, 2011, we entered into a new lease agreement for another office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $6,259 with a 33-month term. On July 1, 2012, the Company entered an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $6,532. Rent expenses totaled $19,596 and $18,777 for the three months ended March 31, 2013 and 2012, respectively. This lease expires on October 20, 2013.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for this facility totaled $5,769 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Total future minimum rental lease commitments as of March 31, 2013 are as follows:

2013	$235,151
Thereafter	—
Total	$235,151

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

Table of Contents	-34-

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

Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $0 and $741 as of March 31, 2013 and December 31, 2012, respectively. In addition, in 2011 we recognized $0 as contra revenue on a “net” basis in connection with promotional activities. The promotional activities were terminated and no promotional expenses were incurred in 2012.

Distribution Revenue Recognition

Product sales, shipping revenues, and net of return allowances are recorded when the products are shipped and titles are passed to the customers. Return allowances, which reduce product revenue, are estimated by using historical experience. Revenues from product sales and services rendered are recorded net of sales and consumption taxes.

Reward Programs

The Reward Programs are limited to customers residing in China. Customers may earn reward points by purchasing products and services from the Company. Points are earned based on the amounts and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings in the Company’s daily “Lucky Drawing” for chances to win cash prizes. In addition, customers who reside in China may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. The membership status entitles the holder to certain discounts on future purchases of selected items on the Company’s website. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. The Company accrues for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2013 and 2012 were $453 and $571,864, respectively and recorded as selling expense.

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

Table of Contents	-35-

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of sales.”

Accounts Receivable

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as the age of the amounts due and the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the three months ended March 31, 2013 and 2012 was zero, and there was no allowance for doubtful accounts for accounts receivable at March 31, 2013 and December 31, 2012.

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

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $0 and $144,951 for the three months ended March 31, 2013 and 2012, respectively.

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

Table of Contents	-36-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

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

During management’s evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of March 31, 2013:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.
•	The Company’s accounting personnel does not possess appropriate knowledge, experience and training in U.S. GAAP, and therefore face significant difficulties in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, including but not limited to accounting for equity transactions.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2013 were not effective.

Our management team and other key personnel perform monitoring and other key control activities in an attempt to ensure the accuracy of the Company’s filings. In addition, management continues to assess its internal controls and procedures in light of the material weaknesses and determine appropriate remedial actions. Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position permits.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there are presently no material pending legal proceedings to which the Company, any of our subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Table of Contents	-37-

On May 23, 2012 three individuals filed claims for unpaid salaries against Arki Network Service Beijing Co., Ltd., our variable interest entity in China (“Arki Network”) with the Beiing Chaoyang District Personnel Dispute Arbitration Commissions (“the Arbitration Commission”). On November 12, 2012, the Arbitration Commission found that Arki Network shall pay such three individuals a total $65,765 for unpaid salaries and a fine for hiring employees without an employment agreement. On November 21, 2012, Arki Network filed a claim with The People’s Court of Beijing Chao Yang Division (the “Court”) challenging the findings of the Arbitration Commission on the ground that there were no employment relationships between Arki Network and any of the discussed individuals. The Court has yet to decide this case. We have accrued $65,765 in accounts payable.

On June 12, 2012, an individual filed a claim against Arki Network with the Court for unpaid salaries. On December 12, 2012, the Court dismissed all the claims brought by such individual against Arki Network. Such individual did not appeal to a higher court within required time period. The decision by the Court on December 12, 2012 became effective and final on December 27, 2012.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	-38-

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

Table of Contents	-39-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013

Consumer Capital Group, Inc.

By:	/s/ JianminGao
JianminGao
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Table of Contents	-40-