Form 10-Q
period 2013-06-30
Consumer Capital Group, Inc.
filed 2013-08-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The registrant had 19,068,889 shares of common stock, par value $0.0001 per share, outstanding as of August 5, 2013.

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

Table of Contents	-1-

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

Table of Contents	-2-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$455,176	$174,247
Accounts receivable	694,172	793,490
Inventories	741,950	679,403
Advance to suppliers	717,762	445,798
Prepaid expenses	101,372	176,263
Other receivables	13,914	11,235
Total current assets	2,724,346	2,280,436
Property and equipment, net	40,829	53,434
Other assets	97,909	96,071
Total noncurrent assets	138,738	149,505
Total assets	$2,863,084	$2,429,941
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$776,700	$727,685
Accrued liabilities	49,061	27,802
Deferred revenue	1,427	741
Taxes payable	7,320	17,220
Other payables	198,256	140,543
Payable to Caesar Capital Management Ltd.	94,179	121,536
Related party payables	2,532,794	1,837,011
Total current liabilities	$3,659,737	$2,872,538
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,068,889 shares issued and outstanding as of June 30, 2013 and December 31, 2012	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,973,225
Non-controlling interest in subsidiary	8,538	7,056
Accumulated other comprehensive income	71,824	73,342
Accumulated deficit	(3,721,406)	(3,367,386)
Total stockholders' equity (deficit)	(796,653)	(442,597)
Total liabilities and stockholders' equity (deficit)	$2,863,084	$2,429,941

The accompanying notes are an integral part of these unaudited consolidated financial statements
(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

Table of Contents	-3-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues - ecommerce	$903	$135,591	$2,228	$1,143,346
Net revenues - distribution	1,735,841	1,142,863	3,139,205	1,705,268
Total revenue	1,736,744	1,278,454	3,141,433	2,848,614
Cost of sales - distribution	1,716,663	1,130,445	3,104,805	1,676,002
Gross profit	20,081	148,009	36,628	1,172,612

Operating expenses:
Selling expenses	37,255	37,224	62,022	894,047
General & administrative expenses	209,820	350,426	546,492	847,779
Total operating expenses	247,075	387,650	608,514	1,741,826
Operating loss	(226,994)	(239,641)	(571,886)	(569,214)
Other income	1,233	14,506	221,392	50,804
Other expense	(1,616)	—	(1,616)	—
Total other income	(383)	14,506	219,776	50,804
Loss before taxes	(227,377)	(225,135)	(352,110)	(518,410)
Provision for income taxes	505	28	841	159
Net loss	(227,882)	(225,163)	(352,951)	(518,569)
Less: Net income (loss) attributable to non-controlling interest	575	(99)	1,069	94
Net loss attributable to Consumer Capital Group, Inc.	$(228,457)	$(225,064)	$(354,020)	$(518,663)
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	19,068,889	19,068,889	19,068,889

Net loss	$(227,882)	$(225,163)	$(352,951)	$(518,569)
Other comprehensive loss
Foreign currency translation adjustment	(1,985)	(1,586)	(1,105)	(9,308)
Comprehensive loss	(229,867)	(226,749)	(354,056)	(527,877)
Comprehensive income (loss) attributable to non-controlling interest	903	(314)	1,482	(136)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(230,770)	$(226,435)	$(355,538)	$(527,741)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Contents	-4-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(352,951)	$(518,569)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	13,296	25,208
Common stock issued to service providers	—	289,902
Change in operating assets and liabilities:
Accounts receivable	110,296	(575,493)
Other assets	(398)	—
Other receivables	(2,491)	(7,492)
Inventories	(51,970)	626,458
Prepaid expenses	76,740	180,475
Advance to suppliers	(263,180)	—
Accounts payable	37,998	(335,244)
Accrued liabilities	21,048	(9,032)
Deferred revenue	669	(105,133)
Taxes payable	(10,074)	(24,886)
Payable to Caesar Capital Management Ltd.	(27,320)	—
Related party payables	32,581	—
Other payables	900	61,490
Cash flows used in operating activities	(414,856)	(392,316)
Financing Activities
Proceeds from third party debt	55,650	—
Proceeds from related parties	2,744,704	365,166
Payments to related parties	(2,110,659)	(164,137)
Cash flows provided by financing activities	689,695	201,029
Effect of exchange rate on cash	6,090	(9,807)
Change in cash during year	280,929	(201,094)
Cash at beginning of year	174,247	619,812
Cash at end of year	$455,176	$418,718

Supplemental disclosure of non-cash financing activity:
Common stock issued for member incentives	$—	$131
Payment on restricted cash to Caesar Capital Management Ltd.	$—	$827,000
Supplemental disclosure of cash flow information
Income taxes paid	$338	$159
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	-5-

  CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2013 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29,2010	PRC	51% (2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (3)	Entity under common control through relationships between FeiGao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) Joint venture

(3) VIE

Table of Contents	-6-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2012 filed with the SEC in the Company’s Form 10-K on April 1, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., and America Arki (Fuxin) Network Management Co. Ltd, and 51% majority ownership in Beijing Beitun Trading Co., Ltd. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service. All intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The Company incurred net loss of $352,951 for the six months ended June 30, 2013 and had an accumulated deficit of approximately $3.7 million as of June 30, 2013. The Company has a cash balance of $455,176 as of June 30, 2013. In both 2013 and 2012, the Company mainly financed its operations through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $2,532,794 as of June 30, 2013. Payables to shareholder - Caesar Capital Management Ltd. amounted to $94,179 as of June 30, 2013. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

Table of Contents	-7-

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of June 30, 2013 and December 31, 2012, the cumulative translation adjustment of $71,824 and $73,342, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the six months ended June 30, 2013 and 2012, the foreign currency translation adjustment to accumulated other comprehensive income (loss) were $(1,518) and $(9,078), respectively. For the three months ended June 30, 2013 and 2012, the foreign currency translation adjustment to accumulated other comprehensive income (loss) were $(2,313) and $(1,371), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Table of Contents	-8-

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accounts receivable	$694,172	$793,490
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$694,172	$793,490

NOTE 5 - INVENTORIES

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Finished goods - packaged food	$741,950	$679,403
Less: reserve for inventory	—	—
Total inventories	$741,950	$679,403

NOTE 6 – PREPAID STOCK COMPENSATION

Common stock issued for prepaid consulting services amounted to $0 as of June 30, 2013 and December 31, 2012. Amortization for the six months ended June 30, 2013 and 2012 was $0 and $289,901, respectively. Amortization for the three months ended June 30, 2013 and 2012 was $0 and $144,950, respectively.

NOTE 7 — PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a shareholder of the Company, advanced $94,179 and $121,536 to the Company as of June 30, 2013 and December 31, 2012, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $110,220 and money owed by Caesar of $16,041 . The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. Interest expenses of $2,047 and $0 have been accrued for the six months ended June 30, 2013 and 2012, respectively. Interest expenses of $1,029 and $0 have been accrued for the three months ended June 30, 2013 and 2012, respectively.

Table of Contents	-9-

NOTE 8 - SHARE BASED COMPENSATION

Share-based compensation expenses amounted to $0 and $289,901 for the six months ended June 30, 2013 and 2012, respectively. Share-based compensation expenses amounted to $0 and $144,950 for the three months ended June 30, 2013 and 2012, respectively.

A summary of share-based compensation activity for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	Number of Common Shares	Weighted Average Fair Value	Prepaid Amount
Balance at January 1, 2012	1,090,644	$0.84	$486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$(486,533)
Balance at January 1, 2013	1,090,644	$0.84	—
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$—
Balance at June 30, 2013	1,090,644	$0.84	—

NOTE 9 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. JianminGao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. FeiGao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

Table of Contents	-10-

b) The Company had the following related party balances at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Loan from Mr. Jianmin Gao	$348,130	$333,104
Loan from Ms. Shasha Liu	$8,404	$8,404
Loan from Mr. Fei Gao	$195,562	$674
Loan from Ms. Wei Guo	$1,977,698	$1,494,829
Loan from Ms. Lingling Zhang	$3,000	-
Total related party payables	$2,532,794	$1,837,011

The related party payables are non-interest bearing and have no specified maturity date. Mr. JianminGao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the six months ended June 30, 2013 and 2012, the Company borrowed $15,026 and $0 from Mr. Jianmin Gao and made payments of $0 and $10,759 back to him, respectively. For the six months ended June 30, 2013 and 2012, the Company borrowed $2,605,946 and $358,880 from Ms. Wei Guo and made repayments of $2,123,077 and $150,960 back to her, respectively. For the six months ended June 30, 2013 and 2012, the Company borrowed $199,449 and $1,120 from Mr. FeiGao and made payments of $4,561 and $0 back to him, respectively. For the six months ended June 30, 2013 and 2012, the Company borrowed approximately $0 and $0 from Ms. Shasha Liu and made repayments of $0 and $700, respectively. For the six months ended June 30, 2013, the Company borrowed approximately $3,000 from Ms. Lingling Zhang and made repayments of $0.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for the facility totaled $11,538 and $0 for the six months ended June 30, 2013 and 2012, respectively. Rent expense for this facility totaled $5,769 and $0 for the three months ended June 30, 2013 and 2012, respectively. In August 2013, the Company renewed the lease. The new lease will start on November 1, 2013 and expire on October 31, 2013. The new monthly rent is $2,845.

NOTE 11 - BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers. Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of June 30, 2013 and December 31, 2012, can be found below.

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

Table of Contents	-11-

FOOD PRODUCT DISTRIBUTION (BEITUN)

Beitun is principally engaged in the wholesale distribution and import/export of various food and meat products to businesses located throughout the PRC. All products are sold in the PRC and are considered finished goods.

	For the six months ended June 30, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$2,228	$3,139,205	$3,141,433
Cost of sales	—	$3,104,805	$3,104,805
Gross profit	$2,228	$34,400	$36,628
Operating expenses:
Selling expenses	$40,646	$21,376	$62,022
General and administrative	$536,490	$10,002	$546,492
Total operating expenses	$577,136	$31,378	$608,514
Income (loss) from operations	$(574,908)	$3,022	$(571,886)
Other income	$221,392	$—	$221,392
Other expense	$(1,616)	$—	$(1,616)
Income (loss) before taxes	$(355,132)	$3,022	$(352,110)
Provision for income taxes	$—	$841	$841
Net income (loss)	$(355,132)	$2,181	$(352,951)
Net income attributable to non controlling interest	$—	$1,069	$1,069
Net income (loss) attributable to Consumer Capital Group, Inc.	$(355,132)	$1,112	$(354,020)

Net income (loss)	$(355,132)	$2,181	$(352,951)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(1,948)	$843	$(1,105)
Comprehensive income (loss), net of tax	$(357,080)	$3,024	$(354,056)
Less: Comprehensive income attributable to non-controlling interest	$—	$1,482	$1,482
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(357,080)	$1,542	$(355,538)

Table of Contents	-12-

	For the six months ended June 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,143,346	$1,705,268	$2,848,614
Cost of sales	—	$1,676,002	$1,676,002
Gross profit	$1,143,346	$29,266	$1,172,612
Operating expenses:
Selling expenses	$867,233	$26,814	$894,047
General and administrative	$845,678	$2,101	$847,779
Total operating expenses	$1,712,911	$28,915	$1,741,826
Income (loss) from operations	$(569,565)	$351	$(569,214)
Other income	$50,804	—	$50,804
Income (loss) before taxes	$(518,761)	$351	$(518,410)
Provision for income taxes	—	$159	$159
Net income (loss)	$(518,761)	$192	$(518,569)
Net income attributable to non controlling interest	—	$94	$94
Net income attributable to Consumer Capital Group, Inc.	$(518,761)	$98	$(518,663)

Net income (loss)	$(518,761)	$192	$(518,569)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(8,839)	$(469)	$(9,308)
Comprehensive loss, net of tax	$(527,600)	$(277)	$(527,877)
Less: Comprehensive loss attributable to non-controlling interest	$—	$(136)	$(136)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(527,600)	$(141)	$(527,741)

Table of Contents	-13-

	For the three months ended June 30, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$903	$1,735,841	$1,736,744
Cost of sales	—	$1,716,663	$1,716,663
Gross profit	$903	$19,178	$20,081
Operating expenses:
Selling expenses	$25,500	$11,755	$37,255
General and administrative	$204,075	$5,745	$209,820
Total operating expenses	$229,575	$17,500	$247,075
Income (loss) from operations	$(228,672)	$1,678	$(226,994)
Other income	$1,233	$—	$1,233
Other expense	$(1,616)	$—	$(1,616)
Income (loss) before taxes	$(229,055)	$1,678	$(227,377)
Provision for income taxes	$—	$505	$505
Net income (loss)	$(229,055)	$1,173	$(227,882)
Net income attributable to non controlling interest	$—	$575	$575
Net income (loss) attributable to Consumer Capital Group, Inc.	$(229,055)	$598	$(228,457)

Net loss	$(229,055)	$1,173	$(227,882)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(2,655)	$670	$(1,985)
Comprehensive income (loss), net of tax	$(231,710)	$1,843	$(229,867)
Less: Comprehensive income attributable to non-controlling interest	$—	$903	$903
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(231,710)	$940	$(230,770)

Table of Contents	-14-

	For the three months ended June 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$135,591	$1,142,863	$1,278,454
Cost of sales	—	$1,130,445	$1,130,445
Gross profit	$135,591	$12,418	$148,009
Operating expenses:
Selling expenses	$25,690	$11,534	$37,224
General and administrative	$349,366	$1,060	$350,426
Total operating expenses	$375,056	$12,594	$387,650
Income (loss) from operations	$(239,465)	$(176)	$(239,641)
Other income	$14,506	—	$14,506
Loss before taxes	$(224,959)	$(176)	$(225,135)
Provision for income taxes	—	$28	$28
Net loss	$(224,959)	$(204)	$(225,163)
Net loss attributable to non controlling interest	—	$(99)	$(99)
Net loss attributable to Consumer Capital Group, Inc.	$(224,959)	$(105)	$(225,064)

Net loss	$(224,959)	$(204)	$(225,163)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(1,147)	$(439)	$(1,586)
Comprehensive loss, net of tax	$(226,106)	$(643)	$(226,749)
Less: Comprehensive loss attributable to non-controlling interest	$—	$(314)	$(314)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(226,106)	$(329)	$(226,435)

	As of June 30, 2013
	E-Commerce	Food Distribution	Consolidated
Cash	$32,336	$422,840	$455,176
Accounts receivable	—	694,172	694,172
Inventories	—	741,950	741,950
Advance to suppliers	—	717,762	717,762
Prepaid expenses	57,524	43,848	101,372
Other receivables	5,769	8,145	13,914
Total current assets	95,629	2,628,717	2,724,346
Property and equipment, net	37,654	3,175	40,829
Other assets	97,909	—	97,909
Total noncurrent assets	135,563	3,175	138,738
Total assets	$231,192	$2,631,892	$2,863,084

Table of Contents	-15-

	As of December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Cash	$53,964	$120,283	$174,247
Accounts receivable	—	793,490	793,490
Inventories	—	679,403	679,403
Advance to suppliers	—	445,798	445,798
Prepaid expenses	132,238	44,025	176,263
Other receivables	—	11,235	11,235
Total current assets	186,202	2,094,234	2,280,436
Property and equipment, net	48,562	4,872	53,434
Other assets	96,071	—	96,071
Total noncurrent assets	144,633	4,872	149,505

Total assets	$330,835	$2,099,106	$2,429,941

NOTE 12 - INCOME TAX EXPENSE

The New PRC enterprise income tax (“EIT”) Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Dividends paid by PRC subsidiaries of the Company out of the profits earned after December 31, 2007 to non-PRC tax resident investors would be subject to PRC withholding tax. The withholding tax is 10%, unless a foreign investor’s tax jurisdiction has a tax treaty with China that provides for a lower withholding tax rate.

Loss before income taxes consists of:

	For the six months ended June 30,
	2013	2012
Non-PRC	$(101,141)	$(477,006)
PRC	$(250,969)	$(41,404)
	$(352,110)	$(518,410)

The income tax expenses amounted $841 and $159 for the six months ended June 30, 2013 and 2012, respectively. The income tax expenses amounted $505 and $28 for the three months ended June 30, 2013 and 2012, respectively. The PRC income tax returns for fiscal year 2008 through fiscal year 2012 remain open for examination.

Table of Contents	-16-

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the six months ended June 30, 2013 and 2012, there were no penalties and interest.

NOTE 13 - LOSS PER SHARE

Basic and diluted loss per share for each of the three and six months presented are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(227,882)	$(225,163)	$(352,951)	$(518,569)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	(228,457)	(225,064)	(354,020)	(518,663)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,889	19,068,889	19,068,889	19,068,889
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

For the six months ended June 30, 2013 and 2012, there were no common stock equivalents for computing diluted earnings per share.

Table of Contents	-17-

NOTE 14 – SUBSEQUENT EVENTS

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Note”). The cash proceeds of the promissory note were received on July 9, 2013. Therefore, the issuance of the promissory note was considered as a subsequent event and the liability of the promissory note was recorded upon the receipt of proceeds.

The Note matures on March 17, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Table of Contents	-18-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are primarily engaged in three different businesses: e-commerce services, meat distribution, and debit card business. We operate an online retail platform in China at www.ccmus.com through Arki (Beijing) E-Commerce Technology Corp., our wholly owned subsidiary, and an online retail platform at www.ccgusa.com in the United States. We operate our meat distribution business through Beijing Beitun Trading Co., Ltd., our 51% owned subsidiary. The debit card business is operated through America Arki Fuxin Network Management Co. Ltd., our wholly owned subsidiary.

Our online retail platforms allow third-party merchants to sell their general merchandise products directly to consumers in China and the United States. We charge third-party merchants a service fee of approximately 5% of the total purchase price with respect to their general merchandise sold through our website. We also receive advertising fees from third-party merchants if they advertise products through our website. To incentivize our customers, we give our member customers bonus points for each purchase, to be used for cash value in their next purchase. As our customers accumulate bonus points, they receive membership upgrade, special discounts, increased bonus points award. Our member customers may also receive awards from our daily sweepstakes program.

Through Beijing Beitun Trading Co., Ltd., we purchase meats from suppliers and distribute them to restaurants and food producers in China.

We collaborate with Bank of Fuxin to issue cobranded debit cards. We charge participating merchants  a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. Our cardholders obtain cash rewards with their purchases through our online retail platform. As of June 30, 2013, our collaborating bank is still in the process of testing the system required for debit card issuance, and we have not realized any revenue from this segment of business. We expect to start our debit card operation in 2014.

Table of Contents	-19-

Results of Operations

Comparison of three months ended June 30, 2013 and June 30, 2012

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the three months ended June 30, 2013 increased to $1,736,744 from $1,278,454 for the three months ended June 30, 2012, an increase of $458,290 or 35.8%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase (decrease) in
	June 30, 2013	June 30, 2012	dollar amount	percentage
Net revenue – e-commerce business	$903	$135,591	$(134,688)	(99.3)%
Net revenue – meat distribution business	$1,735,841	$1,142,863	$592,978	51.9%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$1,736,744	$1,278,454	$458,290	35.8%

E-commerce Business

Our net revenues from e-commerce business for the three months ended June 30, 2013 decreased to $903 from $135,591 for the three months ended June 30, 2012, a decrease of $134,688 or 99.3%. The decrease was primarily due to the diversion of attentions of management from the existing operation of this segment as the Company is making changes to its current E-commerce business model. The Company is working to re-focus its E-Commerce Business on selling collections.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended June 30, 2013 increased to $1,735,841 in the three months ended June 30, 2013 from $1,142,863 for the three months ended June 30, 2012, an increase of $592,978 or 51.9%. The increase was attributed to increased demand of our products from our existing customers during the three months ended June 30, 2013 compared to the same period last year.

Debit Card Business

Our debit card business has not generated any revenue as of June 30, 2013.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the three months ended June 30, 2013 increased to $1,716,663 from $1,130,445 for the three months ended June 30, 2012, an increase of $586,218 or 51.9%. The increase was in line with the increase in revenues from the meat distribution business.

Table of Contents	-20-

Gross Profit

Our gross profit for the three months ended June 30, 2013 decreased to $20,081 from $148,009 for the three months ended June 30, 2012, a decrease of $127,928 or 86.4%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the three months ended June 30, 2013 decreased to 1.2% from 11.6% for the three months ended June 30, 2012. The decrease of our gross profit margin was primarily due to an increase in percentage of revenues from the relatively low-profit margin meat distribution business out of our total revenues

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended June 30, 2013 decreased to $247,075 from $387,650 for the three months ended June 30, 2012, a decrease of $140,575 or 36.3%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Three months ended June 30,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012
Selling expenses for e-commerce business	$25,500	$25,690	$(190)	(0.7)%
Selling expenses for meat distribution business	$11,755	$11,534	$221	1.9%
Sub-total	$37,255	$37,224	$31	0.1%
General & administrative expenses for e-commerce business	$204,075	$349,366	$(145,291)	(41.6)%
General & administrative expenses for meat distribution business	$5,745	$1,060	$4,685	442.0%
Sub-total	$209,820	$350,426	$(140,606)	(40.1)%
Total	$247,075	$387,650	$(140,575)	(36.3)%

Selling expenses for the three months ended June 30, 2013 increased to $37,255 from $37,224 for the three months ended June 30, 2012, an increase of $31 or 0.1%. Selling expenses for the e-commerce business for the three months ended June 30, 2013 decreased to $25,500 from $25,690 for the three months ended June 30, 2012, a decrease of $190, or 0.7%. The decrease was in line with the decrease in sales in our e-commerce business offset by reversal of overbooked selling expenses  in the quarter ended June 30, 2012. Selling expenses for the meat distribution business for the three months ended June 30, 2013 and 2012 were $11,755 and $11,534, respectively. The selling expenses for the meat distribution business did not experience a noticeable increase in line with the increase in revenue, because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

General and administrative expenses for the three months ended June 30, 2013 decreased to $209,820 from $350,426 for the three months ended June 30, 2012, a decrease of $140,606, or 40.1%. The decrease was primarily due to a decreases in our professional expenses, management fee, share based compensation and welfare expenses.

Comparison of six months ended June 30, 2013 and June 30, 2012

Table of Contents	-21-

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the six months ended June 30, 2013 increased to $3,141,433 from $2,848,614 for the six months ended June 30, 2012, an increase of $292,819 or 10.3%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Six Months Ended		Increase (decrease) in	Increase (decrease) in
	June 30, 2013	June 30, 2012	dollar amount	percentage
Net revenue – e-commerce business	$2,228	$1,143,346	$(1,141,118)	(99.8)%
Net revenue – meat distribution business	$3,139,205	$1,705,268	$1,433,937	84.1%
Net revenue – debit card business	$-	$-	$-	-
Total Revenue	$3,141,433	$2,848,614	$292,819	10.3%

E-commerce Business

Our net revenues from e-commerce business for the six months ended June 30, 2013 decreased to $2,228 from $1,143,346 for the six months ended June 30, 2012, a decrease of $1,141,118 or 99.8%. The decrease was primarily due to the diversion of attentions of management from the existing operation of this segment as the Company is making changes to its current E-commerce business model. The Company is working to re-focus its E-Commerce Business on selling collections.

Meat Distribution Business

Our net revenues from meat distribution business for the six months ended June 30, 2013 increased to $3,139,205 in the six months ended June 30, 2013 from $1,705,268 for the six months ended June 30, 2012, an increase of $1,433,937 or 84.1%. The increase was attributed to increased demand in the six months ended June 30, 2013 and a recovered sales force compared to the temporary shortage of sales staff associated with the Chinese New Year during part of January and February 2012.

Debit Card Business

Our debit card business has not generated any revenue as of June 30, 2013.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the six months ended June 30, 2013 increased to $3,104,805 from $1,676,002 for the six months ended June 30, 2012, an increase of $1,428,803 or 85.3%. The increase was in line with the increase in revenues from the meat distribution business.

Table of Contents	-22-

Gross Profit

Our gross profit for the six months ended June 30, 2013 decreased to $36,628 from $1,172,612 for the six months ended June 30, 2012, a decrease of $1,135,984 or 96.9%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the six months ended June 30, 2013 decreased to 1.2% from 41.2% for the six months ended June 30, 2012. The decrease of our gross profit margin was primarily due to an increase in percentage of revenues from the relatively low-profit margin meat distribution business out of our total revenues.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the six months ended June 30, 2013 decreased to $608,514 from $1,741,826 for the six months ended June 30, 2012, a decrease of $1,133,312 or 65.1%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Six months ended June 30,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012

Selling expenses for e-commerce business	$40,646	$867,233	$(826,587)	(95.3)%
Selling expenses for meat distribution business	$21,376	$26,814	$(5,438)	(20.3)%
Sub-total	$62,022	$894,047	$(832,025)	(93.1)%
General & administrative expenses for e-commerce business	$536,490	$845,678	$(309,188)	(36.6)%
General & administrative expenses for meat distribution business	$10,002	$2,101	$7,901	376.1%
Sub-total	$546,492	$847,779	$(301,287)	(35.5)%
Total	$608,514	$1,741,826	$(1,133,312)	(65.1)%

Selling expenses for the six months ended June 30, 2013 decreased to $62,022 from $894,047 for the six months ended June 30, 2012, a decrease of $832,025 or 93.1%. Selling expenses for the e-commerce business for the six months ended June 30, 2013 decreased to $40,646 from $867,233 for the six months ended June 30, 2012, a decrease of $826,587, or 95.3%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the six months ended June 30, 2013 and 2012 were $21,376 and $26,814, respectively. The selling expenses for the meat distribution business did not experience a noticeable increase in line with the increase in revenue, because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

Table of Contents	-23-

General and administrative expenses for the six months ended June 30, 2013 decreased to $546,492 from $847,779 for the six months ended June 30, 2012, a decrease of $301,287, or 35.5%. The decrease was primarily due to a decreases in our professional expenses, management fee, share based compensation and welfare expenses.

Liquidity and Capital Resources

Cash flows

	Six months ended June 30,
Net cash generated from /(used in)	2013	2012
Operating activities	$(414,856)	$(392,316)
Investing activities	$—	$—
Financing activities	$689,695	$201,029
Net increase (decrease) in cash	$280,929	$(201,094)

Operating Activities

The net cash used in operating activities was $414,856 for the six months ended June 30, 2013, which was primarily due to our net loss of $352,951, increase of inventories of $51,970, increase of advance to suppliers of $263,180, and decreases in payable to Caesar Capital Management Ltd. of $27,320, partially offset by decrease of accounts receivable of $110,296, and increase in accounts payable of $37,998.

The net cash used in operating activities was $392,316 for the six months ended June 30, 2012, which was primarily due to our net loss of $518,569, decreases in accounts payable of $335,244, increase of accounts receivable of $575,493 and decreases in deferred revenue of $105,133, partially offset by decreases in inventories of $626,458, decreases in prepaid expenses of $180,475, increases in other payables of $61,490, and expenses from the issuance of common stocks to service providers of $289,902.

Table of Contents	-24-

Investing Activities

The net cash generated from or used in investing activities was nil for the six months ended June 30, 2013 and 2012.

Financing Activities

The net cash generated from financing activities was $689,695 for the six months ended June 30, 2013, which was due to proceeds from related parties of $2,744,704 and proceeds from third party debt of $55,650, offset by payments to related parties of $2,110,659.

The net cash generated from financing activities was $201,029 for the six months ended June 30, 2012, which was due to proceeds from related parties of $365,166, offset by payments to related parties of $164,137.

Capital Resources

As of June 30, 2013, we had cash of $455,176 on hand. We had negative cash flows from our operations for the six months ended June 30, 2013. As of June 30, 2013, we had outstanding loans of $348,130 and $1,977,698 due to Mr. Jianmin Gao, our director and executive officer, and Ms. Wei Guo, shareholder and officer of our subsidiary respectively.

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

Lease commitments

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012 and we did not renew the contract. Our full service gross monthly rental rate is $2,567. Rent expenses for this facility totaled $0 and $15,402 for the six months ended June 30, 2013 and 2012, respectively. Rent expenses for this facility totaled $0 and $7,701 for the three months ended June 30, 2013 and 2012, respectively.

On October 21, 2010, America Arki Netwrok Service Beijing Co. Ltd, a VIE entity we control through contractual arrangements, entered into a 3-year new lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. On February 1, 2011, America Arki Network Service Beijing Co. Ltd. sublet a portion of the office facility to Arki (Beijing) E-Commerce Technology Corp.. The two entities shared the rent expenses on a 33-month term. The straight-line monthly gross rental rate is approximately $30,831. Rent expenses totaled $190,020 and $184,986 for the six months ended June 30, 2013 and 2012, respectively. Rent expenses totaled $95,010 and $92,493 for the three months ended June 30, 2013 and 2012, respectively. This lease expires on October 20, 2013.  On July 1, 2012, the Company entered into an amendment agreement with the lessor and increased the monthly gross rental rate to approximately $31,670.

Table of Contents	-25-

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013.  Our monthly rental is $1,923. Rent expense for this facility totaled $11,538 and $0 for the six months ended June 30, 2013 and 2012, respectively. Rent expense for this facility totaled $5,769 and $0 for the three months ended June 30, 2013 and 2012, respectively. In August 2013, the Company renewed the lease agreement with a third party for the New York office. This lease will start on November 1, 2013 and expire on October 31, 2014. Our monthly rental is $2,845.

Total future minimum rental lease commitments as of June 30, 2013 are as follows:

Twelve months after June 30, 2013	$87,515
Thereafter	11,380
Total	$98,895

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Table of Contents	-26-

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

During management’s evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of June 30, 2013:

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

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2013 were not effective.

Our management team and other key personnel perform monitoring and other key control activities in an attempt to ensure the accuracy of the Company’s filings. Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position permits.

In addition, the Company continues to assess its internal controls and procedures in light of these recent events and determine additional appropriate actions to take to remediate these material weaknesses.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Table of Contents	-27-

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information of the Securities Purchase Agreement and the Note contained under Item 5 of Part II below is incorporated herein by reference in response to this item.

Item 3. Defaults Upon Senior Securities.

None.

Table of Contents	-28-

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Note”).

The Note matures on March 17, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

The initial conversion price is subject to proportional adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events. The initial conversion price is also subject to the following additional adjustments:

•	in the event that the Company makes a public announcement for any fundamental corporate change (such as consolidation or merger, disposition of substantially all of the assets, or takeover), from such announcement date to the date such fundamental corporate change is consummated or terminated or abandoned, the initial conversion shall be adjusted to equal the lower of (x) the conversion price that would have been applicable for a conversion on the announcement date and (y) the conversion price that would otherwise be in effect.
•	if and when the Note is outstanding, the Company issues, shares of its commons stock or securities that is exercisable, convertible or exchangeable into the Company’s common stock, or purchase rights, at a price less than the conversion price in effect on the date of these issuances or for no consideration, the conversion price shall be reduced to such lower issuance price.

The Note contains, among other customary events of default,events of default upon failure to issue shares upon conversion through willful or deliberate hindrances, failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, restatement of certain financial statements, and a cross default provision with any agreements between the Company and Asher Enterprises or its affiliate. Upon default, the Company becomes obligated to make a payment in an amount from 100%, 150% to 200% of the Default Sum (as defined below), depending on the triggering event of default. The Default Sum represents 150% of the sum of the outstanding principal, accrued and unpaid interest, default interest, and any penalty for failure to reserve sufficient authorized shares and timely delivery of conversion shares. The amount of unpaid and past due principal or interest bears a 22% default interest.

Table of Contents	-29-

The Company may prepay the Note, in full, (i) within thirty 30 days following the issue date, if the Company makes a payment equal to 110% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (ii) between the 31st days following the issue date and the sixtieth 60th day following the issue date, if the Company makes a payment equal to 115% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (iii) between the 61st days following the issue date and the 90th day following the issue date, if the Company makes a payment equal to 120% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (iv) between the 91st days following the issue date and the 120th day following the issue date, if the Company makes a payment equal to 125% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (v) between the 121st days following the issue date and the 180th day following the issue date, if the Company makes a payment equal to 130% of the sum of any outstanding principal, accrued and unpaid interest, and default interest. After the expiration of 180 days following the issue date, the Company is no longer entitled to prepay the Note.

Under the terms of the Securities Purchase Agreement the Company agreed that during the 12 months following the closing, Asher Enterprises has the right to participate in any subsequent offerings (excluding certain exempted issuances) the Company undertakes upon the same terms and conditions as the investors in that subsequent offering.

The foregoing descriptions of the terms and conditions of the Securities Purchase Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement and the Note.

Item 3.02 Unregistered Sales of Equity Securities.

The information of the Securities Purchase Agreement and the Note contained under Item 1.01 above is incorporated herein by reference in response to this item.

The issuance of this Note was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Table of Contents	-30-

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.		Description
31.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).
32.1+		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.	INS**	XBRL Instance Document
101.	SCH**	XBRL Taxonomy Extension Schema Document
101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 14, 2013	Consumer Capital Group, Inc.

	By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Table of Contents	-31-