Form 10-Q
period 2013-09-30
Consumer Capital Group, Inc.
filed 2013-11-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________to __________

Commission File No. 000-54998

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

The registrant had 19,068,889 shares of common stock, par value $0.0001 per share, outstanding as of November 4, 2013.

Table of Contents

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

Table of Contents	1

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

Table of Contents	2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash	$287,626	$174,247
Accounts receivable	755,384	793,490
Inventories	838,292	679,403
Advance to suppliers	273,779	445,798
Prepaid expenses	97,547	142,257
Other receivables	13,956	11,235
Total current assets	2,266,584	2,246,430

Property and equipment, net	34,855	53,434
Other assets	131,854	130,077
Total noncurrent assets	166,709	183,511

Total assets	$2,433,293	$2,429,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$671,652	$727,685
Accrued liabilities	61,243	27,802
Deferred revenue	—	741
Taxes payable	11,333	17,220
Other payables	274,265	140,543
Payable to Caesar Capital Management Ltd.	80,087	121,536
Convertible note	78,500	—
Related party payables	2,226,303	1,837,011
Total current liabilities	$3,403,383	$2,872,538

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized
19,068,889 shares issued and outstanding as of September 30, 2013 and December 31, 2012	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,973,225
Non-controlling interest in subsidiary	8,818	7,056
Accumulated other comprehensive income	68,834	73,342
Accumulated deficit	(3,892,133)	(3,367,386)
Total stockholders' equity (deficit)	(970,090)	(442,597)

Total liabilities and stockholders' equity (deficit)	$2,433,293	$2,429,941

The accompanying notes are an integral part of these unaudited consolidated financial statements

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

Table of Contents	3

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues - ecommerce	$9,260	$13,671	$11,488	$1,157,017
Net revenues - distribution	1,418,835	2,188,939	4,558,040	3,894,207
Total revenue	1,428,095	2,202,610	4,569,528	5,051,224
Cost of sales - distribution	1,401,248	2,166,039	4,506,053	3,842,041
Gross profit	26,847	36,571	63,475	1,209,183

Operating expenses:
Selling expenses	30,473	59,584	92,495	953,631
General & administrative expenses	222,635	387,640	769,127	1,235,419
Total operating expenses	253,108	447,224	861,622	2,189,050

Operating loss	(226,261)	(410,653)	(798,147)	(979,867)

Other income	55,867	—	277,259	50,740
Other expense	(5)	(64)	(1,621)	—
Total other income (expense)	55,862	(64)	275,638	50,740

Loss before taxes	(170,399)	(410,717)	(522,509)	(929,127)

Provision for income taxes	133	365	974	524

Net loss	(170,532)	(411,082)	(523,483)	(929,651)
Less: Net income (loss) attributable to non-controlling interest	195	(4,798)	1,264	(4,704)
Net loss attributable to Consumer Capital Group, Inc.	$(170,727)	$(406,284)	$(524,747)	$(924,947)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	19,068,889	19,068,889	19,068,889

Net loss	$(170,532)	$(411,082)	$(523,483)	$(929,651)
Other comprehensive loss
Foreign currency translation adjustment	(2,905)	(2,464)	(4,010)	(11,772)

Comprehensive loss	(173,437)	(413,546)	(527,493)	(941,423)

Comprehensive income (loss) attributable to non-controlling interest	280	(4,570)	1,762	(4,706)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(173,717)	$(408,976)	$(529,255)	$(936,717)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Contents	4

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(523,483)	$(929,651)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	19,394	32,358
Common stock issued to service providers	—	426,533
Change in operating assets and liabilities:
Accounts receivable	52,038	(46,168)
Other assets	(33,784)	(33,821)
Other receivables	(2,499)	18,927
Inventories	(145,483)	67,747
Prepaid expenses	80,836	7,529
Advance to suppliers	178,685	—
Accounts payable	(68,433)	162,401
Accrued liabilities	33,171	(11,864)
Deferred revenue	(749)	(112,074)
Taxes payable	(6,147)	(27,250)
Payable to Caesar Capital Management Ltd.	(41,343)	—
Accounts payable - related party	43,475	—
Other payables	47,216	49,011

Cash flows used in operating activities	(367,106)	(396,322)

Financing Activities
Proceeds from third party debt	163,070	—
Proceeds from related parties	3,614,004	1,539,125
Payments to related parties	(3,299,713)	(1,474,555)
Cash flows provided by financing activities	477,361	64,570

Effect of exchange rate on cash and cash equivalents	3,124	(11,759)

Change in cash and cash equivalents during the period	113,379	(343,511)

Cash and cash equivalents at beginning of the period	174,247	619,812

Cash and cash equivalents at end of the period	$287,626	$276,301

Supplemental disclosure of non-cash financing activity:
Common stock issued for member incentives	$—	$131
Payment on restricted cash to Caesar Capital Management Ltd.	$—	$827,000
Supplemental disclosure of cash flow information
Income taxes paid	$2,112	$11,828
Interest expense paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2013 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29,2010	PRC	51% (2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (3)	Entity under common control through relationships between FeiGao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) Joint venture

(3) VIE

Table of Contents	6

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

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

GOING CONCERN

The Company incurred net loss of $523,483 for the nine months ended September 30, 2013 and had an accumulated deficit of approximately $3.9 million as of September 30, 2013. The Company has a cash balance of $287,626 as of September 30, 2013. In both 2013 and 2012, the Company mainly financed its operations through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $2,226,303 as of September 30, 2013. Payables to shareholder - Caesar Capital Management Ltd. amounted to $80,087 as of September 30, 2013. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Table of Contents	7

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of September 30, 2013 and December 31, 2012, the cumulative translation adjustment of $68,834 and $73,342, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the nine months ended September 30, 2013 and 2012, the foreign currency translation adjustment was $(4,010) and $(11,772), respectively. For the three months ended September 30, 2013 and 2012, the foreign currency translation adjustment was $(2,905) and $(2,464), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Table of Contents	8

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts receivable	$755,384	$793,490
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$755,384	$793,490

NOTE 5 - INVENTORIES

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Finished goods - packaged food	$838,292	$679,403
Less: reserve for inventory	—	—
Total inventories	$838,292	$679,403

NOTE 6 – PREPAID STOCK COMPENSATION

Common stock issued for prepaid consulting services amounted to $0 as of September 30, 2013 and December 31, 2012. Amortization for the nine months ended September 30, 2013 and 2012 was $0 and $426,533, respectively. Amortization for the three months ended September 30, 2013 and 2012 was $0 and $136,633, respectively.

NOTE 7 — CONVERTIBLE NOTES.

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

NOTE 8 - PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd., a shareholder of the Company, advanced $80,087 and $121,536 to the Company as of September 30, 2013 and December 31, 2012, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $111,410 and money owed by Caesar of $31,323. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd.. The loans become due on demand and the Company was not charged any late payment penalty. None of the loans are considered in default as of September 30, 2013. Interest expenses of $3,193 and $563 have been accrued for the nine months ended.

Table of Contents	9

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

September 30, 2013 and 2012, respectively. Interest expenses of $1,146 and $563 have been accrued for the three months ended September 30, 2013 and 2012, respectively.

NOTE 9 - SHARE BASED COMPENSATION

Share-based compensation expenses amounted to $0 and $426,533 for the nine months ended September 30, 2013 and 2012, respectively. Share-based compensation expenses amounted to $0 and $136,633 for the three months ended September 30, 2013 and 2012, respectively.

A summary of share-based compensation activity for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	Number of Common Shares	Weighted Average Fair Value	Prepaid Amount
Balance at January 1, 2012	1,090,644	$0.84	$486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	$(486,533)
Balance at January 1, 2013	1,090,644	$0.84	—
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	—
Balance at September 30, 2013	1,090,644	$0.84	$—

NOTE 10 - RELATED PARTIES

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, director and Corporate Secretary
Mr. Fei Gao	Stockholder, director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Shasha Liu	Daughter of Lingling Zhang

b) The Company had the following related party balances at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Loan from Mr. Jianmin Gao	$353,896	$333,104
Loan from Ms. Shasha Liu	$8,404	$8,404
Loan from Mr. Fei Gao	$347,826	$674
Loan from Ms. Wei Guo	$1,513,177	$1,494,829
Loan from Ms. Lingling Zhang	$3,000	$—
Total related party payables	$2,226,303	$1,837,011

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the nine months ended September 30, 2013 and 2012, the Company borrowed $20,792 and $39,775 from Mr. Jianmin Gao and made payments of $0 and $10,599 back to him, respectively. For the nine months ended September 30, 2013 and 2012, the Company borrowed

Table of Contents	10

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

$3,339,128 and $1,496,810 from Ms. Wei Guo and made repayments of $ 3,320,780 and $1,462,129 back to her, respectively. For the nine months ended September 30, 2013 and 2012, the Company borrowed $351,727 and $1,114 from Mr. Fei Gao and made payments of $4,575 and $1,127 back to him, respectively. For the nine months ended September 30, 2013 and 2012, the Company borrowed approximately $0 and $2,255 from Ms. Shasha Liu and made repayments of $0 and $700, respectively. For the nine months ended September 30, 2013, the Company borrowed approximately $3,000 from Ms. Lingling Zhang and made repayments of $0.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for the facility totaled $17,307 and $0 for the nine months ended September 30, 2013 and 2012, respectively. Rent expense for this facility totaled $5,769 and $0 for the three months ended September 30, 2013 and 2012, respectively. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845.

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,257 (“RMB 276,971”).

NOTE 12 - BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers. Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of September 30, 2013 and December 31, 2012, can be found below.

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

Table of Contents	11

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

	For the nine months ended September 30, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$11,488	$4,558,040	$4,569,528
Cost of sales	$—	$4,506,053	$4,506,053
Gross profit	$11,488	$51,987	$63,475
Operating expenses:
Selling expenses	$58,133	$34,362	$92,495
General and administrative	$755,058	$14,069	$769,127
Total operating expenses	$813,191	$48,431	$861,622
Income (loss) from operations	$(801,703)	$3,556	$(798,147)
Other income	$277,259	$—	$277,259
Other expense	$(1,621)	$—	$(1,621)
Income (loss) before taxes	$(526,065)	$3,556	$(522,509)
Provision for income taxes	$—	$974	$974
Net income (loss)	$(526,065)	$2,582	$(523,483)
Net income attributable to non controlling interest	$—	$1,264	$1,264
Net income (loss) attributable to Consumer Capital Group, Inc.	$(526,065)	$1,318	$(524,747)

Net income (loss)	$(526,065)	$2,582	$(523,483)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(5,027)	$1,017	$(4,010)
Comprehensive income (loss), net of tax	$(531,092)	$3,599	$(527,493)
Less: Comprehensive income attributable to non-controlling interest	$—	$1,762	$1,762
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(531,092)	$1,837	$(529,255)

Table of Contents	12

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

	For the nine months ended September 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,157,017	$3,894,207	$5,051,224
Cost of sales	$—	$3,842,041	$3,842,041
Gross profit	$1,157,017	$52,166	$1,209,183
Operating expenses:
Selling expenses	$915,066	$38,565	$953,631
General and administrative	$1,212,741	$22,678	$1,235,419
Total operating expenses	$2,127,807	$61,243	$2,189,050
Loss from operations	$(970,790)	$(9,077)	$(979,867)
Other income	$50,740	$—	$50,740
Loss before taxes	$(920,050)	$(9,077)	$(929,127)
Provision for income taxes	$—	$524	$524
Net loss	$(920,050)	$(9,601)	$(929,651)
Net loss attributable to non controlling interest	$—	$(4,704)	$(4,704)
Net loss attributable to Consumer Capital Group, Inc.	$(920,050)	$(4,897)	$(924,947)

Net loss	$(920,050)	$(9,601)	$(929,651)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(11,768)	$(4)	$(11,772)
Comprehensive loss, net of tax	$(931,818)	$(9,605)	$(941,423)
Less: Comprehensive loss attributable to non-controlling interest	$—	$(4,706)	$(4,706)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(931,818)	$(4,899)	$(936,717)

Table of Contents	13

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

	For the three months ended September 30, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$9,260	$1,418,835	$1,428,095
Cost of sales	$—	$1,401,248	$1,401,248
Gross profit	$9,260	$17,587	$26,847
Operating expenses:
Selling expenses	$17,487	$12,986	$30,473
General and administrative	$218,568	$4,067	$222,635
Total operating expenses	$236,055	$17,053	$253,108
Income (loss) from operations	$(226,795)	$534	$(226,261)
Other income	$55,867	$—	$55,867
Other expense	$(5)	$—	$(5)
Income (loss) before taxes	$(170,933)	$534	$(170,399)
Provision for income taxes	$—	$133	$133
Net income (loss)	$(170,933)	$401	$(170,532)
Net income attributable to non controlling interest	$—	$195	$195
Net income (loss) attributable to Consumer Capital Group, Inc.	$(170,933)	$206	$(170,727)

Net income (loss)	$(170,933)	$401	$(170,532)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(3,079)	$174	$(2,905)
Comprehensive income (loss), net of tax	$(174,012)	$575	$(173,437)
Less: Comprehensive income attributable to non-controlling interest	$—	$280	$280
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(174,012)	$295	$(173,717)

Table of Contents	14

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

	For the three months ended September 30, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$13,671	$2,188,939	$2,202,610
Cost of sales	$—	$2,166,039	$2,166,039
Gross profit	$13,671	$22,900	$36,571
Operating expenses:
Selling expenses	$47,833	$11,751	$59,584
General and administrative	$367,063	$20,577	$387,640
Total operating expenses	$414,896	$32,328	$447,224
Loss from operations	$(401,225)	$(9,428)	$(410,653)
Other expense	$(64)	$—	$(64)
Loss before taxes	$(401,289)	$(9,428)	$(410,717)
Provision for income taxes	$—	$365	$365
Net loss	$(401,289)	$(9,793)	$(411,082)
Net loss attributable to non controlling interest	$—	$(4,798)	$(4,798)
Net loss attributable to Consumer Capital Group, Inc.	$(401,289)	$(4,995)	$(406,284)

Net loss	$(401,289)	$(9,793)	$(411,082)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	$(2,929)	$465	$(2,464)
Comprehensive loss, net of tax	$(404,218)	$(9,328)	$(413,546)
Less: Comprehensive loss attributable to non-controlling interest	$—	$(4,570)	$(4,570)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(404,218)	$(4,758)	$(408,976)

	As of September 30, 2013
	E-Commerce	Food Distribution	Consolidated
Cash	$127,958	$159,668	$287,626
Accounts receivable	—	755,384	755,384
Inventories	—	838,292	838,292
Advance to suppliers	—	273,779	273,779
Prepaid expenses	66,788	30,759	97,547
Other receivables	5,786	8,170	13,956
Total current assets	200,532	2,066,052	2,266,584
Property and equipment, net	31,670	3,185	34,855
Other assets	98,296	33,558	131,854
Total noncurrent assets	129,966	36,743	166,709
Total assets	$330,498	$2,102,795	$2,433,293

Table of Contents	15

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

	As of December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Cash	$53,964	$120,283	$174,247
Accounts receivable	—	793,490	793,490
Inventories	—	679,403	679,403
Advance to suppliers	—	445,798	445,798
Prepaid expenses	132,238	10,019	142,257
Other receivables	—	11,235	11,235
Total current assets	186,202	2,060,228	2,246,430
Property and equipment, net	48,562	4,872	53,434
Other assets	96,071	34,006	130,077
Total noncurrent assets	144,633	38,878	183,511

Total assets	$330,835	$2,099,106	$2,429,941

NOTE 13 - INCOME TAX EXPENSE

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

Loss before income taxes consists of:

	For the nine months ended September 30,
	2013	2012
Non-PRC	$(162,556)	$(683,118)
PRC	$(359,953)	$(246,009)
	$(522,509)	$(929,127)

The income tax expenses amounted $974 and $524 for the nine months ended September 30, 2013 and 2012, respectively. The income tax expenses amounted $133 and $365 for the three months ended September 30, 2013 and 2012, respectively. The PRC income tax returns for fiscal year 2008 through fiscal year 2012 remain open for examination.

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the nine months ended September 30, 2013 and 2012, there were no penalties and interest.

Table of Contents	16

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 14 - LOSS PER SHARE

Basic and diluted loss per share for each of the three and nine months presented are calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(170,532)	$(411,082)	$(523,483)	$(929,651)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	(170,727)	(406,284)	(524,747)	(924,947)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,889	19,068,889	19,068,889	19,068,889
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

For the nine months ended September 30, 2013 and 2012, there were no common stock equivalents for computing diluted earnings per share.

Table of Contents	17

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

Overview

We are primarily engaged in two different businesses: e-commerce services and meat distribution. We operate an online retail platform in China at www.ccmus.com through Arki (Beijing) E-Commerce Technology Corp., our wholly owned subsidiary, and an online retail platform at www.ccgusa.com in the United States. We operate our meat distribution business through Beijing Beitun Trading Co., Ltd., our 51% owned subsidiary. In addition to e-commerce services and meat distribution, we have been working to develop a debit card business, through America Arki Fuxin Network Management Co. Ltd., our wholly owned subsidiary.

Our online retail platforms allow third-party merchants to sell their general merchandise products directly to consumers in China and the United States. We charge third-party merchants a service fee of approximately 5% of the total purchase price with respect to their general merchandise sold through our website. We also receive advertising fees from third-party merchants if they advertise products through our website. To incentivize our customers, we give our member customers bonus points for each purchase, to be used for cash value in their next purchase. As our customers accumulate bonus points, they receive membership upgrade, special discounts and additional bonus points. Our member customers may also receive awards from our daily sweepstakes program.

Through Beijing Beitun Trading Co., Ltd., we purchase meats from suppliers and distribute them to restaurants and food producers in China.

We collaborate with Bank of Fuxin to issue cobranded debit cards. We plan to charge participating merchants a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. We intend to give our cardholders cash rewards with their purchases through our online retail platform. As of September 30, 2013, our collaborating bank is still in the process of testing the system required for debit card issuance, and we have not realized any revenue from this segment of business. We expect to start our debit card operation in 2014.

Results of Operations

Comparison of three months ended September 30, 2013 and September 30, 2012

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the three months ended September 30, 2013 decreased to $1,428,095 from $2,202,610 for the three months ended September 30, 2012, a decrease of $774,515 or 35.2%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended September 30,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage
Net revenue – e-commerce business	$9,260	$13,671	$(4,411)	(32.3)%
Net revenue – meat distribution business	$1,418,835	$2,188,939	$(770,104)	(35.2)%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$1,428,095	$2,202,610	$(774,515)	(35.2)%

Table of Contents	18

E-commerce Business

Our net revenues from e-commerce business for the three months ended September 30, 2013 decreased to $9,260 from $13,671 for the three months ended September 30, 2012, a decrease of $4,411 or 32.3%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended September 30, 2013 decreased to $1,418,835 in the three months ended September 30, 2013 from $2,188,939 for the three months ended September 30, 2012, a decrease of $770,104 or 35.2%. The decrease was led by decreased demand of our products from our existing customers during the three months ended September 30, 2013 compared to the same period last year.

Debit Card Business

Our debit card business has not generated any revenue as of September 30, 2013.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the three months ended September 30, 2013 decreased to $1,401,248 from $2,166,039 for the three months ended September 30, 2012, a decrease of $764,791 or 35.3%. The decrease was in line with the decrease in revenues from the meat distribution business.

Gross Profit

Our gross profit for the three months ended September 30, 2013 decreased to $26,847 from $36,571 for the three months ended September 30, 2012, a decrease of $9,724 or 26.6%. The decrease was primarily due to a decrease in sales from e-commerce business and from meat distribution business. Our gross profit margin for the three months ended September 30, 2013 increased to 1.9% from 1.7% for the three months ended September 30, 2012. The increase of our gross profit margin was primarily due to the increased gross profit margin from meat distribution business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended September 30, 2013 decreased to $253,108 from $447,224 for the three months ended September 30, 2012, a decrease of $194,116 or 43.4%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

Table of Contents	19

	Three months ended September 30,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage
Selling expenses for e-commerce business	$17,487	$47,833	$(30,346)	(63.4)%
Selling expenses for meat distribution business	$12,986	$11,751	$1,235	10.5%
Sub-total	$30,473	$59,584	$(29,111)	(48.9)%
General & administrative expenses for e-commerce business	$218,568	$367,063	$(148,495)	(40.5)%
General & administrative expenses for meat distribution business	$4,067	$20,577	$(16,510)	(80.2)%
Sub-total	$222,635	$387,640	$(165,005)	(42.6)%
Total	$253,108	$447,224	$(194,116)	(43.4)%

Selling expenses for the three months ended September 30, 2013 decreased to $30,473 from $59,584 for the three months ended September 30, 2012, a decrease of $29,111 or 48.9%. Selling expenses for the e-commerce business for the three months ended September 30, 2013 decreased to $17,487 from $47,833 for the three months ended September 30, 2012, a decrease of $30,346, or 63.4%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the three months ended September 30, 2013 and 2012 were $12,986 and $11,751, respectively. The selling expenses for the meat distribution business did not show a noticeable decrease along with the decrease in revenue because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

General and administrative expenses for the three months ended September 30, 2013 decreased to $222,635 from $387,640 for the three months ended September 30, 2012, a decrease of $165,005, or 42.6%. The decrease was primarily due to a decrease of $120,000 in share-based compensation expenses.

Comparison of nine months ended September 30, 2013 and September 30, 2012

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the nine months ended September 30, 2013 decreased to $4,569,528 from $5,051,224 for the nine months ended September 30, 2012, a decrease of $481,696 or 9.5%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine months Ended September 30,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage
Net revenue – e-commerce business	$11,488	$1,157,017	$(1,145,529)	(99.0)%
Net revenue – meat distribution business	$4,558,040	$3,894,207	$663,833	17.0%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$4,569,528	$5,051,224	$(481,696)	(9.5)%

E-commerce Business

Our net revenues from e-commerce business for the nine months ended September 30, 2013 decreased to $11,488 from $1,157,017 for the nine months ended September 30, 2012, a decrease of $1,145,529 or 99.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections.

Table of Contents	20

Meat Distribution Business

Our net revenues from meat distribution business for the nine months ended September 30, 2013 increased to $4,558,040 in the nine months ended September 30, 2013 from $3,894,207 for the nine months ended September 30, 2012, an increase of $663,833 or 17.0%. The increase was attributed to increased demand in the nine months ended September 30, 2013 and a recovered sales force compared to the temporary shortage of sales staff associated with the Chinese New Year during part of January and February 2012.

Debit Card Business

Our debit card business has not generated any revenue as of September 30, 2013.

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of comprehensive loss. Our cost of sales for the nine months ended September 30, 2013 increased to $4,506,053 from $3,842,041 for the nine months ended September 30, 2012, an increase of $664,012 or 17.3%. The increase was in line with the increase in revenues from the meat distribution business.

Gross Profit

Our gross profit for the nine months ended September 30, 2013 decreased to $63,475 from $1,209,183 for the nine months ended September 30, 2012, a decrease of $1,145,708 or 94.8%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the nine months ended September 30, 2013 decreased to 1.4% from 23.9% for the nine months ended September 30, 2012. The decrease of our gross profit margin was primarily due to an increase in percentage of revenues from the relatively low-profit margin meat distribution business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the nine months ended September 30, 2013 decreased to $861,622 from $2,189,050 for the nine months ended September 30, 2012, a decrease of $1,327,428 or 60.6%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Nine months ended September 30,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage

Selling expenses for e-commerce business	$58,133	$915,066	$(856,933)	(93.6)%
Selling expenses for meat distribution business	$34,362	$38,565	$(4,203)	(10.9)%
Sub-total	$92,495	$953,631	$(861,136)	(90.3)%
General & administrative expenses for e-commerce business	$755,058	$1,212,741	$(457,683)	(37.7)%
General & administrative expenses for meat distribution business	$14,069	$22,678	$(8,609)	(38.0)%
Sub-total	$769,127	$1,235,419	$(466,292)	(37.7)%
Total	$861,622	$2,189,050	$(1,327,428)	(60.6)%

Table of Contents	21

Selling expenses for the nine months ended September 30, 2013 decreased to $92,495 from $953,631 for the nine months ended September 30, 2012, a decrease of $861,136 or 90.3%. Selling expenses for the e-commerce business for the nine months ended September 30, 2013 decreased to $58,133 from $915,066 for the nine months ended September 30, 2012, a decrease of $856,933, or 93.6%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the nine months ended September 30, 2013 and 2012 were $34,362 and $38,565, respectively. The selling expenses for the meat distribution business did not see a noticeable increase along with the increase in revenue, because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

General and administrative expenses for the nine months ended September 30, 2013 decreased to $769,127 from $1,235,419 for the nine months ended September 30, 2012, a decrease of $466,292, or 37.7%. The decrease was primarily due to a decrease of $360,000 in share-based compensation expenses.

Liquidity and Capital Resources

Cash flows

	Nine months ended September 30,
Net cash generated from /(used in)	2013	2012
Operating activities	$(367,106)	$(396,322)
Investing activities	$—	$—
Financing activities	$477,361	$64,570
Net increase (decrease) in cash	$113,379	$(343,511)

Operating Activities

The net cash used in operating activities was $367,106 for the nine months ended September 30, 2013, which was primarily due to our net loss of $523,483, increase of inventories of $145,483, decrease in accounts payable of $68,433, and decreases in payable to Caesar Capital Management Ltd. of $41,343, partially offset by decrease of advance to suppliers of $178,685, decreased prepaid expenses of $80,836, and decrease of accounts receivable of $52,038.

The net cash used in operating activities was $396,322 for the nine months ended September 30, 2012, which was primarily due to a net loss of $929,651 and the decrease of deferred revenue of $112,074, partially offset by increases in accounts payable of $162,401 and expenses from the issuance of common stocks to service providers of $426,533.

Investing Activities

The net cash generated from or used in investing activities was nil for the nine months ended September 30, 2013 and 2012.

Financing Activities

The net cash generated from financing activities was $477,361 for the nine months ended September 30, 2013, which was due to proceeds from related parties of $3,614,004 and proceeds from third party debt of $163,070, offset by payments to related parties of $3,299,713.

The net cash generated from financing activities was $64,570 for the nine months ended September 30, 2012, which was due to proceeds from related parties of $1,539,125, offset by payments to related parties of $1,474,555.

Table of Contents	22

Capital Resources

As of September 30, 2013, we had cash of $287,626 on hand. We had negative cash flows from our operations for the nine months ended September 30, 2013. As of September 30, 2013, we had outstanding loans of $353,896 and $1,513,177 due to Mr. Jianmin Gao, our director and executive officer, and Ms. Wei Guo, shareholder and officer of our subsidiary, respectively.

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

To the extent it becomes necessary to raise additional capital, we may seek to raise the fund by way of equity or debt offerings, or a combination thereof. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all. If adequate funds are are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investments.

Lease commitments

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease will expire on October 31, 2013. Our monthly rental is $1,923. Rent expense for the facility totaled $17,307 and $0 for the nine months ended September 30, 2013 and 2012, respectively. Rent expense for this facility totaled $5,769 and $0 for the three months ended September 30, 2013 and 2012, respectively. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845.

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,257 (“RMB 276,971”).

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

Table of Contents	23

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

None.

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

During management’s evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

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

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2013 were not effective.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Table of Contents	24

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

On May 23, 2012 three individuals filed claims for unpaid salaries against Arki Network Service Beijing Co., Ltd., our variable interest entity in China (“Arki Network”) with the BeiingChaoyang District Personnel Dispute Arbitration Commissions (“the Arbitration Commission”). On November 12, 2012, the Arbitration Commission found that Arki Network shall pay such three individuals a total $65,765 for unpaid salaries and a fine for hiring employees without an employment agreement. On November 21, 2012, Arki Network filed a claim with The People’s Court of Beijing Chao Yang Division (the “Chao Yang Division Court”) challenging the findings of the Arbitration Commission on the ground that there were no employment relationships between Arki Network and any of the discussed individuals. On August 20, 2013, the Chao Yang Division Court decided that the findings of the Arbitration Commission have no legal effect because there were no employment relationships between Arki Network and any of the discussed individuals. The three individuals have appealed the Chao Yang Division Court’s rulings to the Third Intermediate People’s Court of Beijing (the “Intermediate Court”). On August 20, 2013, the Intermediate Court has yet to decide the cases. We have accrued $65,765 in accounts payable related to this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contents	25

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.		Description
10.1		Securities Purchase Agreement with Asher Enterprises, Inc. dated June 14, 2013.
10.2		Promissory Note held by Asher Enterprises, Inc. dated June 14, 2013.
31.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)
32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	Consumer Capital Group, Inc.

	By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Table of Contents	26