Form 10-K/A
period 2012-12-31
Consumer Capital Group, Inc.
filed 2013-12-16
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

Form 10-K/a

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

Commission File Number: 333-152330

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer	[x] Smaller Reporting Company

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46,255,185 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the registrant’s common stock quoted on the Over-the-Counter Bulletin Board on June 30, 2012). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of March 22, 2013, the registrant had 19,068,889 shares of its common stock issued and outstanding.

  EXPLANATORY NOTE

Consumer Capital Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which was originally filed on April 1, 2013 (the “Annual Report”), for the sole purpose of making corrections to the section entitled “Controls and Procedures” under Item 9A of Part II and “Signatures”, in response to comments of the Securities and Exchange Commission (the “SEC”) dated November 18, 2013 on the Annual Report.

No attempt has been made in this Amendment to modify or update the other disclosure presented in the Annual Report. This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure in the Annual Report, except as set forth in this Amendment, and should be read in conjunction with the Annual Report and our other filings with the SEC.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Table of Contents	-1-

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer officer (our principal executive officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2012, for the reasons set forth below, our chief executive officer and chief financial officer officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2012, the Company determined that the following item constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

Table of Contents	-2-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

2.1	Agreement and Plan of Merger(1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Ownership(3)
10.1	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 23, 2010 (English translation) (1)
10.2	Power of Attorney by Jianmin Gao, dated September 21, 2010 (English translation) (1)
10.3	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.4	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.5	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Fei Gao, dated August 23, 2010 (English translation) (1)
10.6	Power of Attorney by Fei Gao, dated September 21, 2010 (English translation) (1)
10.7	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.8	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.9	Exclusive Business Cooperation Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.10	Lease between Vantone International Group, Inc. and Consumer Capital Group Inc., dated June 29, 2010 (1)
10.11	Lease Contract between Beijing Guohua Real Estate Co. Ltd. and Arki (Beijing) E-commerce Technology Co. Ltd., dated August 18, 2010 (English translation) (1)
10.12	Joint Venture Contract between Wei Guo and Consumer Capital Group Inc., dated November 18, 2010 (English translation) (1)
10.13	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 15, 2010 (English translation) (1)
10.14	Agreement between Fuxin Bank and America Arki (Fuxin) Network Management Co., Ltd., dated January 10, 2011 (English translation) (1)
10.15	Assignment and Assumption Agreement between Mondas Minerals, Inc. and Scott Bengfort, dated February 4, 2011 (1)
10.16	Release Agreement by Scott D. Bengfort, dated February 4, 2011 (1)
10.17	Indemnification Agreement between Scott Benfort, Mondas Minerals Corp., and CCG Acquisition Corp., dated February 4, 2011 (1)
10.18	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Fei Gao, dated March 1, 2008 (English translation) (1)

Table of Contents	-3-

10.19	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Dong Yao, dated March 1, 2008 (English translation) (1)
10.20	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Jianmin Gao, dated February 3, 2011 (English translation) (1)
10.21	Power of Attorney by Jianmin Gao, dated February 3, 2011 (English translation) (1)
10.22	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.23	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.24	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Fei Gao, dated February 3, 2011 (English translation) (1)
10.25	Power of Attorney by Fei Gao, dated February 3, 2011 (English translation) (1)
10.26	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.27	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.28	Exclusive Business Cooperation Agreement between America Arki (Fuxin) Network Management Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.29	Written Description of Oral Loan Agreement between Ms. Wei Guo and Beitun Trading Co. Ltd. (4)
10.30	Summary of Co-operative Agreement between Capitalco Corporation and Consumer Capital Group (4)
10.31	Summary of oral loan agreement with Jianmin Gao(4)
10.32	Form of Loan Agreement between Consumer Capital Group Inc. and Caesar Capital Management
21.1	List of Subsidiaries (4)
31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 10, 2011

(2)	Incorporated by reference to the exhibits to the Company’s registration statement on S-1 Filed on July 15, 2008.

(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 25, 2011.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Table of Contents	-4-

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2013

CONSUMER CAPITAL GROUP, INC.

By: /s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	December 13, 2013
Jianmin Gao	(Principal Executive Officer and Principal Accounting Officer)

/s/ Lingling Zhang	Corporate Secretary and Director	December 13, 2013
Lingling Zhang

/s/ Fei Gao	Chief Operating Officer and Director	December 13, 2013
Fei Gao

/s/ Dong Yao	Director	December 13, 2013
Dong Yao

Table of Contents	-5-