Form 10-K
period 2013-12-31
Consumer Capital Group, Inc.
filed 2014-03-31
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-54998

CONSUMER CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2517432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100 Park Avenue, 16th Floor, New York 10017	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(212) 880-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,311,006.

As of March 12, 2014, the registrant had 19,072,987 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporate by reference: None.

CONSUMER CAPITAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and Variable Interest Entities.

Table of Contents	-1-

PART I

Item 1. Business.

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

Corporate History

We were originally incorporated under the name “Mondas Minerals Corp.” in Delaware on April 25, 2008 and was engaged in the acquisition, exploration, and development of natural resource properties. The principal executive offices were previously located at 13983 West Stone Avenue, Post Falls, ID 83854.

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

Table of Contents	-2-

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

Table of Contents	-3-

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

Corporate Structure

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

As of December 31, 2013, we conduct substantially all of our e-commerce business operations through Arki Fuxin, which holds substantial control over Arki Network Service’s operations through their contractual arrangements.

Current Corporate Structure

The following diagram illustrates our corporate structure:

Table of Contents	-4-

Our Business

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

Our online retail platforms allow third-party merchants to sell their general merchandise products directly to consumers in China and the United States. We charge third-party merchants a service fee of approximately 5% of the total purchase price with respect to their general merchandise sold through our website. We also receive advertising fees from third-party merchants if they advertise products through our website. To incentivize our customers, we give our member customers bonus points for each purchase, to be used for cash value in their next purchase. As our customers accumulate bonus points, they receive membership upgrade, special discounts and additional bonus points. Our member customers may also receive awards from our daily sweepstakes program. In 2013, we began to refocus our online retail platforms from selling general merchandise products to selling collections.

Table of Contents	-5-

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

As of December 31, 2013, through our China website we offer products from 530 merchants and from our U.S. website we offer products and services from 20 merchants. We also have over 32,000 members in China and over 510 members in the U.S. These members purchase products and services offered through our website.

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

Table of Contents	-6-

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

Technology

Our website is built on advanced e-commerce technologies. Its major modules and functionalities include:

●	front-end web application built on Microsoft ASP.NET technology, including the most advanced .NET 4.0 framework.

o	Support for Memberships, User Profiles, Security, and Encryption.
o	Integrated performance enhancement, database, XML, and RSS.
o	Support for real-time authentication, authorization, and validation.

●	Shopping cart built on Microsoft ASP.NET technology using C# libraries with .NET user profiles, LINQ, and SQL Server database
●	Transaction engine built on Microsoft SQL Server and ASP.NET 4.0 technology with support for parallel computing and load balancing for enhanced efficient real-time transaction performances.
●	Secured order handling via https, authentication, authorization, and transaction logging.
●	Merchant interface web platform that enables merchants to share and route information through different departments, execute business transactions, and obtain real-time reports.
●	SQL Server Reporting Services.
●	Scalability. The system is designed to support very large numbers of concurrent transactions based on its .NET 4.0 parallel computing, load balancing, and SQL Server Enterprise capabilities, and grow well ahead of the transaction volume curve.
●	Lucky Drawing sweepstakes. The daily sweepstakes are conducted on the web platform by means of application features that promote user awareness, create program documentation, drive promotions, perform record reconciliations, and generate reporting and acknowledgment.
●	Bonus point incentive program. The system’s knowledge management module and a content management module are designed to support this and other incentive programs based on corporate strategic planning and marketing schedules.
●	Interface with banking and financial partners. The system fully integrates with our financial institution partners.

Table of Contents	-7-

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

During the year ended December 31, 2013, we had a nominal revenue of $5,681 from our e-commerce segment. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections.

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

Debit Card Program

We plan to launch a cobranded debit card program, where the Company authorizes certain merchants the right to issue cobranded debit cards and charges each participating merchant a percentage of transactions with that merchant. We plan to charge participating merchants a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. We intend to give our cardholders cash rewards with their purchases through our online retail platform. The cardholder may use the debit card to make electronic payments on our website as well as to make purchases with merchants that have signed up with our program. In the past two years, we made efforts to collaborate with Bank of Fuxin to issue cobranded debit cards but the collaboration has become very minimum as of December 31, 2013. We are currently seeking to allay with some other bank(s) to explore our plan of issuing cobranded debit cards. We do not expect to start our debit card operation before the first half of 2014.

In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China.

Our Industry

China’s Economy

China is experiencing a rapid increase in per capita income and household consumption. This is fueled, in part, by an active array of policies on the part of the Chinese government oriented toward increasing disposable income and shifting growth away from industrial development and toward domestic demand.

The E-Commerce Industry in China

According to the state China Internet Network Information Center (CNNIC), China’s population of internet users was 618 million in 2013 and, the population of online shoppers reached 302 million in 2013.

Table of Contents	-8-

China’s government remains focused on continuing the development of the country’s consumer market. At the 2010 Economic Work Conference, the government stressed the need to further expand consumption demand and consumption capacity. China’s well-established policy to stimulate consumption includes extending the availability of consumer credit and enhancing the country’s retail and distribution systems.

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

The Pork Industry in China

Pork is China’s meat of choice, accounting for nearly three fourths of its meat consumption. According to Earth Policy Institute, on a per person basis, over the past five years, per capita pork consumption in China has grown by over 3 percent a year despite price increases.

In addition to a greater general preference for pork, urbanization and rapid income growth are working in parallel to create more demand for pork and processed pork products.

Competition

Our website operates in a rapidly growing e-commerce market across the PRC. We compete against both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce. We believe our major competitors include, among others, the following:

●	TAOBAO.COM is China’s biggest online retailer. It follows the eBay model by facilitating consumer-to-consumer or business-to-consumer retail by means of a platform for businesses and individuals to open online retail stores. Taobao caters to bargain-hunting consumers. Most of their users are teenagers, college students, and white collar workers in big cities in the age group 20-35.
●	DANGDANG.COM is another big online retailer in China. It sells books and other media products and general merchandise that it sources from publishers, manufacturers, and distributors in China. It also has a marketplace program in which third-party merchants can sell general merchandise products alongside its products, and customers can purchase these products through the same checkout process.
●	PAIPAI.COM consists of a number of major channels, including women, men, online games, digital products, mobile phone, life, sports, students, special offers, mothers and babies, toys, superior quality products, and hotels. Its business model centers on fashionable and trendy brand offerings.
●	EACHNET.COM is eBay’s China e-commerce platform.

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

Table of Contents	-9-

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

Marketing and Sales

In 2012, we began to cooperate with the China Education Foundation to promote our business during televised national graduation ceremonies of the PRC’s millions of college students. The promotion was minimal in 2013.

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

Table of Contents	-10-

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

Table of Contents	-11-

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

Table of Contents	-12-

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

Table of Contents	-13-

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

Table of Contents	-14-

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

Employees

As of March 4, 2014, we had approximately 18 full-time employees and no part-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our current principal executive offices are located at 100 Park Avenue, 16th Floor, New York 10017. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date

100 Park Avenue, 16th Floor, New York 10017	Company headquarters	170	Expires on October 31, 2014.
No. 3B & 5, Floor 25, Unit 2503, No. 77, Jianguo Road Chaoyang District, Beijing People’s Republic of China	PRC operations headquarter Arki Beijing’s office	7,065	Expires on October 20, 2016.

The minimum future commitments under lease agreements payable as of December 31, 2013 are as follows:

Year	Amount

2014	$569,026
2015	540,576
2016	435,464
Total	$1,545,066

Table of Contents	-15-

Item 3. Legal Proceedings.

Except as set forth below, there are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or of which any of our property is the subject.

On May 23, 2012 three individuals filed claims for unpaid salaries against Arki Network Service Beijing Co., Ltd., our variable interest entity in China (“Arki Network”) with the BeiingChaoyang District Personnel Dispute Arbitration Commissions (“the Arbitration Commission”). On November 12, 2012, the Arbitration Commission found that Arki Network shall pay such three individuals a total $65,765 for unpaid salaries and a fine for hiring employees without an employment agreement. On November 21, 2012, Arki Network filed a claim with The People’s Court of Beijing Chao Yang Division (the “Chao Yang Division Court”) challenging the findings of the Arbitration Commission on the ground that there were no employment relationships between Arki Network and any of the discussed individuals. On August 20, 2013, the Chao Yang Division Court decided that the findings of the Arbitration Commission have no legal effect because there were no employment relationships between Arki Network and any of the discussed individuals. The three individuals have appealed the Chao Yang Division Court’s rulings to the Third Intermediate People’s Court of Beijing (the “Intermediate Court”). On November 19, 2013, the Intermediate Court issued its decision that the ruling of the Chao Yang Division Court stayed. As a result, the findings of the Arbitration Commission have no legal effect and Arki Network is not legally liable to the three individuals for any payment.

On June 12, 2012, an individual filed a claim against Arki Network with the Court for unpaid salaries. On December 12, 2012, the Court dismissed all the claims brought by such individual against Arki Network. Such individual did not appeal to a higher court within required time period. The decision by the Court on December 12, 2012 became effective and final on December 27, 2012.

Item 4. Mine Safety Disclosures

Not Applicable.

Table of Contents	-16-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “MNDM” since April 1, 2010.  Beginning on February 23, 2011, our symbol was changed to “CCGN”.  The following table sets forth the range of the quarterly high and low bid price information for the years ended December 31, 2013 and 2012 as reported by the OTC Bulletin Board.

Fiscal Year 2013	High	Low

First Quarter	$5.00	$2.50
Second Quarter	$5.95	$3.15
Third Quarter	$4.48	$2.30
Fourth Quarter	$14.50	$3.05

Fiscal Year 2012	High	Low

First Quarter	$10.00	$3.60
Second Quarter	$12.33	$9.00
Third Quarter	$9.00	$3.50
Fourth Quarter	$8.00	$1.50

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders of Our Common Stock

As of March 4, 2014, we had approximately 9,231 shareholders of record of our common stock.

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

Table of Contents	-17-

Recent Sales of Unregistered Securities

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

On January 21, 2014, Asher Enterprises converted $15,000 of convertible loan into 4,098 shares of common stock at conversion price of $3.66 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal years ended December 31, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

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

Table of Contents	-18-

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

We collaborate with Bank of Fuxin to issue cobranded debit cards. We plan to charge participating merchants a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. We intend to give our cardholders cash rewards with their purchases through our online retail platform. As of December 31, 2013, our cooperation with Fuxin becomes very minimum. We are seeking to collaborate with other banks for debit card business cooperation. We have not realized any revenue from this segment of business. We expect to start our debit card operation in 2014.

Results of Operations

Comparison of years ended December 31, 2013 and December 31, 2012

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business. Our net revenues for the year ended December 31, 2013 decreased to $5,848,228 from $6,823,880 for the year ended December 31, 2012, a decrease of $972,652 or 14.3%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Year ended December 31,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage

Net revenue – e-commerce business	$5,681	$1,153,389	$(1,147,708)	(99.5)%
Net revenue – meat distribution business	$5,842,547	$5,670,491	$172,056	3.0%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$5,848,228	$6,823,880	$(975,652)	(14.3)%

E-commerce Business

Our net revenues from e-commerce business for the year ended December 31, 2013 decreased to $5,681 from $1,153,389 for the year ended December 31, 2012, a decrease of $1,147,708 or 99.5%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections.

Meat Distribution Business

Our net revenues from meat distribution business for the year ended December 31, 2013 increased to $5,842,547 in the year ended December 31, 2013 from $5,670,491 for the year ended December 31, 2012, an increase of $172,056 or 3.0%. The increase was attributed to increased demand in the year ended December 31, 2013.

Debit Card Business

Our debit card business has not generated any revenue as of December 31, 2013.

Table of Contents	-19-

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the year ended December 31, 2013 increased to $5,767,654 from $5,595,790 for the year ended December 31, 2012, an increase of $171,864 or 3.1%. The increase was in line with the increase in revenues from the meat distribution business.

Gross Profit

Our gross profit for the year ended December 31, 2013 decreased to $80,574 from $1,228,090 for the year ended December 31, 2012, a decrease of $1,147,516 or 93.4%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the year ended December 31, 2013 decreased to 1.4% from 18.0% for the year ended December 31, 2012. The decrease of our gross profit margin was primarily due to an increase in percentage of revenues from the relatively low-profit margin meat distribution business.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the year ended December 31, 2013 decreased to $1,045,509 from $2,561,388 for the year ended December 31, 2012, a decrease of $1,515,879 or 59.2%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Year ended December 31,		Increase (decrease) in	Increase (decrease) in
	2013	2012	dollar amount	percentage

Selling expenses for e-commerce business	$59,403	$937,080	$(877,677)	(93.7)%
Selling expenses for meat distribution business	$53,504	$48,435	$5,069	10.5%
Sub-total	$112,907	$985,515	$(872,608)	(88.5)%
General & administrative expenses for e-commerce business	$917,559	$1,556,555	$(638,996)	(41.1)%
General & administrative expenses for meat distribution business	$15,043	$19,318	$(4,275)	(22.1)%
Sub-total	$932,602	$1,575,873	$(643,271)	(40.8)%
Total	$1,045,509	$2,561,388	$(1,515,879)	(59.2)%

Selling expenses for the year ended December 31, 2013 decreased to $112,907 from $985,515 for the year ended December 31, 2012, a decrease of $872,608 or 88.5%. Selling expenses for the e-commerce business for the year ended December 31, 2013 decreased to $59,403 from $937,080 for the year ended December 31, 2012, a decrease of $877,677, or 93.7%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the years ended December 31, 2013 and 2012 were $53,504 and $48,435, respectively. The selling expenses for the meat distribution business do not increase or decrease along with the increase or decrease in revenue, because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

General and administrative expenses for the year ended December 31, 2013 decreased to $932,602 from $1,575,873 for the year ended December 31, 2012, a decrease of $643,271, or 40.8%. The decrease was primarily due to a decrease of $420,000 in share-based compensation expenses.

Table of Contents	-20-

Liquidity and Capital Resources

Cash flows

	Year ended December 31,
Net cash generated from /(used in)	2013	2012

Operating activities	$(838,664)	$(1,783,227)
Investing activities	$—	$—
Financing activities	$763,724	$1,342,942
Net decrease in cash	$(72,562)	$(445,565)

Operating Activities

The net cash used in operating activities was $838,664 for the year ended December 31, 2013, which was primarily due to our net loss of $699,793, an increase of inventories of $62,240, a decrease in accounts payable of $86,654, a decrease in payable to Caesar Capital Management Ltd. of $42,160, and an increase of advance to suppliers of $449,891, partially offset by a decrease of prepaid expenses of $72,262, and a decrease of accounts receivable of $446,068.

The net cash used in operating activities was $1,783,227 for the year ended December 31, 2012, which was primarily due to a net loss of $1,283,130, a decrease in other payables of $36,254, an increase in advance to suppliers of $440,242, a decrease in accounts payable of $622,731, an increase of accounts receivable of $569,398 and a decrease in deferred revenue of $112,386, partially offset by a decrease in inventories of $493,572 and expenses from the issuance of common stocks to service providers of $486,533.

Investing Activities

The net cash generated from or used in investing activities was zero for the years ended December 31, 2013 and 2012.

Financing Activities

The net cash generated from financing activities was $763,724 for the year ended December 31, 2013, which was due to proceeds from related parties of $4,717,951 and proceeds from third party debt of $259,115, offset by payments to related parties of $4,213,342.

The net cash generated from financing activities was $1,342,942 for the year ended December 31, 2012, which was due to proceeds from related parties of $3,294,993, offset by payments to related parties of $1,952,051.

Capital Resources

As of December 31, 2013, we had cash of $101,685 on hand. We had negative cash flows from our operations for the year ended December 31, 2013. As of December 31, 2013, we had outstanding loans of $362,472 and $1,496,980 due to Mr. Jianmin Gao, our director and executive officer, and Ms. Wei Guo, shareholder and officer of our subsidiary, respectively.

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

To the extent it becomes necessary to raise additional capital, we may seek to raise the fund by way of equity or debt offerings, or a combination thereof. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investments.

Table of Contents	-21-

Lease commitments

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012 and we did not renew the contract. Our full service gross monthly rental rate is $2,567. Rent expenses for this facility totaled $0 and $28,237 for the years ended December 31, 2013 and 2012, respectively.

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $390,742 and $412,560 for the years ended December 31, 2013 and 2012, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $24,701 and $3,921 for the years ended December 31, 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interests in assets transferred to an unconsolidated entity that serves as credit, liquidity, or mar ket risk support to such entity. We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Table of Contents	-22-

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-27 of this Report and which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

Table of Contents	-23-

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2013, the Company determined that the following item constituted a material weakness:

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

Item 9B. Other Information

None.

Table of Contents	-25-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position	Director Since

Jianmin (“Jack”) Gao	60	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	2011
Lingling Zhang	54	Corporate Secretary, Director	2011
Fei Gao	34	Chief Operating Officer, Director	2011
Dong Yao	36	Director	2011

A brief description of the background and business experience of our directors and executive officers for the past five years is as follows:

Jianmin (“Jack”) Gao, 60, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002. We believe that Mr. Gao is qualified to serve on our Board of Directors because his experience in co-founding the Company’s China-based e-commerce platform and he brings a broad base of knowledge and experience in the commercial and investment banking industries.

Lingling Zhang, 54, Corporate Secretary and Director. Ms. Zhang, who is the wife of Jianmin (“Jack”) Gao, is a co-founder of our holding company, CCG. In addition to her positions with the Company, Ms. Zhang has been serving as the Corporate Secretary and a Director of CCG since it was founded in 2009. From 2007 to 2009, she was the President and Secretary of America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.). From 2005 to 2007, Ms. Zhang worked at Mei Ya Securities as an analyst. Ms. Zhang graduated from the Business Management University of Heibei Province with a degree in business administration. We believe that Ms. Zhang is qualified to serve on our Board of Directors because her experience in co-founding the Company and her experience in managing America Pine Group, Inc. as well as her knowledge in the business management.

Fei Gao, 34, Chief Operating Officer and Director. Mr. Gao, who is the son of Jianmin (“Jack”) Gao, is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007 and experience in managing and developing e-commerce business. We believes that Mr. Gao’s training in business management and experience in e-commerce business qualifies him to serve on our Board of Directors.

Dong Yao, 36, Director. Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. Mr. Yao has been the general technology manager in Beijing Meihangkai Internet Information Service Co., Ltd. since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000. We believe that Mr. Yao’s extensive experience in database development and management qualifies him to serve on our Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Table of Contents	-26-

Family Relationships

Mr. Jianmin Gao and Ms. Lingling Zhang are related by marriage. Mr. Jianmin Gao and Mr. Fei Gao are father and son, and Mr. Lingling Zhang and Mr. Fei Gao are step mother and step son.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Table of Contents	-27-

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year of 2013, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Jianmin (“Jack”) Gao	1	0	1
Lingling Zhang	1	0	1
Fei Gao	1	0	1
Dong Yao	1	0	1

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Jianmin (“Jack”) Gao (1)	2013	$—	$—	$—	$—
Chief Executive Officer and Chief Financial Officer	2012	$—	$—	$—	$—
Fei Gao	2013	$30,000	$—	$—	$30,000
Chief Operating Officer	2012	$30,000	$—	$—	$30,000

Employment Agreements

The Company does not have an employment agreement with either Jianmin Gao or Fei Gao for their services as executive officers of the Company.

Arki Beijing had an employment agreement with Fei Gao for his service as Chief Executive Officer of Arki Beijing. The term of the agreement was from March 1, 2008 through March 1, 2013. Mr. Gao’s base salary under this agreement was RMB5,000 per month (approximately $760). In January 2013, Arki Beijing signed another employment agreement with Fei Gao for his service as Chief Executive Officer of Arki Beijing. The term of this agreement is from January 5, 2013 to January 5, 2015. Mr. Gao’s base salary under this agreement is RMB 15,000 per month (approximately $2,459). Arki Fuxin had an employment agreement with Fei Gao for his service as Chief Executive Officer. The term of the agreement expired on October 31, 2013.

Table of Contents	-28-

Arki Beijing had an employment agreement with Dong Yao for his service as Network Director. The term of the agreement was from March 1, 2008 through March 1, 2013. Mr. Yao’s base salary under this agreement was RMB5,000 per month (approximately $760). In January 2013, Arki Beijing signed another employment agreement with Dong Yao for his service as Chief Technology Officer of Arki Beijing. The term of this agreement is from January 5, 2013 to January 5, 2015. Mr. Gao’s base salary under this agreement is RMB 10,000 per month (approximately $1,639). Arki Fuxin had an employment agreement with Dong Yao for his service as Network Director. The term of the agreement expired on October 31, 2013.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2013.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 4, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 12, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 4, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 100 Park Avenue, 16th Floor, New York 10017.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Jianmin Gao	9,106,439	47.75%
Lingling Zhang	1,365,965	7.16%
Fei Gao	2,276,609	11.94%
Caesar Capital Management Limited	1,180,411	6.19%

Directors and Executive Officers
Jianmin Gao	9,106,439	47.75%
Lingling Zhang	1,365,965	7.16%
Fei Gao	2,276,609	11.94%
Dong Yao	4,553	0.24%

All directors and executive officers	12,753,566	67.09%

Table of Contents	-29-

Arrangements Pursuant to which a Change in Control May Occur

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Caesar Capital Management Ltd. a shareholder of the Company, advanced $79,038 and $121,536 to the Company as of December 31, 2013 and 2012, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $112,522 and payable incurred as a result of business transactions with Caesar Capital Management Ltd. of $33,484 . The loan payables are borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. that extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. As such, the loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $4,383 and $1,594 have been accrued for the years ended December 31, 2013 and 2012, respectively.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Jianmin Gao nor Fei Gao is considered independent because they are each an executive officer of the Company. Lingliang Zhang is not considered independent because her spouse, Jianmin Gao, is an executive officer of the Company. Dong Yao is not considered independent because he is a salaried employee of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Table of Contents	-30-

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2012, we were billed approximately $124,824 by Anton & Chia for the year ended December 31, 2012, for professional services rendered for the audit and reviews of our financial statements. For the Company’s fiscal year ended December 31, 2013, we were billed approximately $91,406 by Anton & Chia and $41,000 by MaloneBailey, LLP, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and December 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and December 31, 2012.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Table of Contents	-31-

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2013 and December 31, 2012, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of MaloneBailey, LLP, independent auditors, are filed herewith.

(2)   Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)   Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Table of Contents	-32-

Exhibit Number

2.1	Agreement and Plan of Merger(1)
3.1	Certificfate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Ownership(3)
10.1	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 23, 2010 (English translation) (1)
10.2	Power of Attorney by Jianmin Gao, dated September 21, 2010 (English translation) (1)
10.3	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.4	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.5	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Fei Gao, dated August 23, 2010 (English translation) (1)
10.6	Power of Attorney by Fei Gao, dated September 21, 2010 (English translation) (1)
10.7	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.8	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation) (1)
10.9	Exclusive Business Cooperation Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation) (1)
10.10	Lease between Vantone International Group, Inc. and Consumer Capital Group Inc., dated June 29, 2010 (1)
10.11	Lease Contract between Beijing Guohua Real Estate Co. Ltd. and Arki (Beijing) E-commerce Technology Co. Ltd., dated August 18, 2010 (English translation) (1)
10.12	Joint Venture Contract between Wei Guo and Consumer Capital Group Inc., dated November 18, 2010 (English translation) (1)
10.13	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 15, 2010 (English translation) (1)
10.14	Agreement between Fuxin Bank and America Arki (Fuxin) Network Management Co., Ltd., dated January 10, 2011 (English translation) (1)
10.15	Assignment and Assumption Agreement between Mondas Minerals, Inc. and Scott Bengfort, dated February 4, 2011 (1)
10.16	Release Agreement by Scott D. Bengfort, dated February 4, 2011 (1)
10.17	Indemnification Agreement between Scott Benfort, Mondas Minerals Corp., and CCG Acquisition Corp., dated February 4, 2011 (1)
10.18	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Fei Gao, dated March 1, 2008 (English translation) (1)
10.19	Employment Agreement between Arki (Beijing) E-Commerce Technology Corp. and Dong Yao, dated March 1, 2008 (English translation) (1)
10.20	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Jianmin Gao, dated February 3, 2011 (English translation) (1)
10.21	Power of Attorney by Jianmin Gao, dated February 3, 2011 (English translation) (1)

Table of Contents	-33-

10.22	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.23	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.24	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Fei Gao, dated February 3, 2011 (English translation) (1)
10.25	Power of Attorney by Fei Gao, dated February 3, 2011 (English translation) (1)
10.26	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.27	Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.28	Exclusive Business Cooperation Agreement between America Arki (Fuxin) Network Management Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation) (1)
10.29	Written Description of Oral Loan Agreement between Ms. Wei Guo and Beitun Trading Co. Ltd. (4)
10.30	Summary of Co-operative Agreement between Capitalco Corporation and Consumer Capital Group (4)
10.31	Summary of oral loan agreement with Jianmin Gao(4)
10.32	Form of Loan Agreement between Consumer Capital Group Inc. and Caesar Capital Management, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on April 1, 2013.
10.33	Securities Purchase Agreement with Asher Enterprises, Inc. dated June 14, 2013, incorporated by referenced to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013.
10.34	Promissory Note held by Asher Enterprises, Inc. dated June 14, 2013, incorporated by referenced to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013.
21.1	List of Subsidiaries (4)
31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 10, 2011
(2)	Incorporated by reference to the exhibits to the Company’s registration statement on S-1 Filed on July 15, 2008.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 25, 2011.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Table of Contents	-34-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Consumer Capital Group, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Consumer Capital Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumer Capital Group, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 31, 2014

Table of Contents	-35-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Consumer Capital Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Consumer Capital Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumer Capital Group, Inc. and Subsidiaries as of December 31, 2012, and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 1, 2013

Table of Contents	F-1

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Cash	$101,685	$174,247
Accounts receivable	363,622	793,490
Inventories	762,462	679,403
Advance to suppliers	915,748	445,798
Prepaid expenses	107,144	142,257
Other receivables	10,598	11,235
Total current assets	2,261,259	2,246,430

Property and equipment, net	30,588	53,434
Other assets	132,445	130,077
Total noncurrent assets	163,033	183,511

Total assets	$2,424,292	$2,429,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$660,581	$727,685
Accrued liabilities	29,278	27,802
Deferred revenue	—	741
Taxes payable	13,253	17,220
Other payables	137,837	140,543
Payable to Caesar Capital Management Ltd.	79,038	121,536
Convertible note	121,000	—
Short term debt	140,151	—
Related party payables	2,395,520	1,837,011
Total current liabilities	$3,576,658	$2,872,538

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized
19,068,889 shares issued and outstanding as of December 31, 2013 and December 31, 2012	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,973,225	2,973,225
Non-controlling interest in subsidiary	10,190	7,056
Accumulated other comprehensive income	62,539	73,342
Accumulated deficit	(4,069,486)	(3,367,386)
Total stockholders' equity (deficit)	(1,152,366)	(442,597)

Total liabilities and stockholders' equity (deficit)	$2,424,292	$2,429,941

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-2

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2013	2012

Net revenues - ecommerce	$5,681	$1,153,389
Net revenues - distribution	5,842,547	5,670,491
Total revenue	5,848,228	6,823,880
Cost of sales - distribution	5,767,654	5,595,790
Gross profit	80,574	1,228,090

Operating expenses:
Selling expenses	112,907	985,515
General & administrative expenses	932,602	1,575,873
Total operating expenses	1,045,509	2,561,388

Operating loss	(964,935)	(1,333,298)

Other income	278,121	51,933
Other expense	(11,296)	—
Total other income	266,825	51,933

Loss before taxes	(698,110)	(1,281,365)

Provision for income taxes	1,683	1,765

Net loss	(699,793)	(1,283,130)
Less: Net income attributable to Non-controlling interest	2,307	2,540
Net loss attributable to Consumer Capital Group, Inc.	$(702,100)	$(1,285,670)

Loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted (1)	19,068,889	19,068,889

Net loss	$(699,793)	$(1,283,130)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(9,976)	(7,559)
Other comprehensive loss, net of tax	$(9,976)	$(7,559)

Comprehensive loss, net of tax	(709,769)	(1,290,689)

Comprehensive income attributable to non-controlling interest	3,134	2,816
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(712,903)	$(1,293,505)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-3

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Discounted on Common Stock	Additional Paid-In Capital	Accumulated Earnings/(Deficit)	Accumulated Other Comprehensive Income	Shareholders' Equity	Noncontrolling Interest	Total

Balance at December 31, 2011	19,068,889	$1,907	$(130,741)	$2,973,225	$(2,081,716)	$80,901	$843,576	$4,240	$847,816

Foreign Currency Translation Adjustment	—	—	—	—	—	(7,559)	(7,559)	276	(7,283)

Net Loss	—	—	—	—	(1,285,670)	—	(1,285,670)	2,540	(1,283,130)

Balance at December 31, 2012	19,068,889	1,907	(130,741)	2,973,225	(3,367,386)	73,342	(449,653)	7,056	(442,597)

Foreign Currency Translation Adjustment	—	—	—	—	—	(10,803)	(10,803)	827	(9,976)

Net Loss	—	—	—	—	(702,100)	—	(702,100)	2,307	(699,793)

Balance at December 31, 2013	19,068,889	$1,907	$(130,741)	$2,973,225	$(4,069,486)	$62,539	$(1,162,556)	$10,190	$(1,152,366)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-4

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012
Operating Activities
Net loss	$(699,793)	$(1,283,130)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	24,031	42,844
Common stock issued to service providers	—	486,533
Property and equipment disposal loss	—	5,129

Change in operating assets and liabilities:
Accounts receivable	446,068	(569,398)
Other assets	(33,050)	(35,255)
Other receivables	950	18,901
Inventories	(62,240)	493,572
Prepaid expenses	72,262	195,336
Advance to suppliers	(449,891)	(440,242)
Accounts payable	(86,654)	(622,731)
Accrued liabilities	1,092	2,866
Deferred revenue	(751)	(112,386)
Taxes payable	(4,398)	(23,706)
Payable to Caesar Capital Management Ltd.	(42,160)	94,694
Other payables	(4,130)	(36,254)

Cash flows used in operating activities	(838,664)	(1,783,227)

Financing Activities
Proceeds from related parties	4,717,951	3,294,993
Payments to related parties	(4,213,342)	(1,952,051)
Proceeds from third party debt	259,115	—

Cash flows provided by financing activities	763,724	1,342,942

Effect of exchange rate on cash and cash equivalents	2,378	(5,280)

Change in cash during the period	(72,562)	(445,565)

Cash at beginning of the period	174,247	619,812

Cash at end of the period	$101,685	$174,247

Supplemental disclosure of non-cash financing activity:
Payment on restricted cash to Caesar Capital Management Ltd.	$—	$827,000
Supplemental disclosure of cash flow information
Income taxes paid	$2,249	$13,104
Interest expense paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-5

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Table of Contents	F-6

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2013 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
Beijing Beitun Trading Co. Ltd. (“Beitun”)	November 29,2010	PRC	51% (2)	Wholesale distribution and import/export of domestic food and meat products. Separate business segment of the Company
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (3)	Entity under common control through relationships between FeiGao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

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

Table of Contents	F-7

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

Table of Contents	F-8

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the year ended December 31, 2013, no revenue from this business model has been realized or booked as other income. In order to promote distribution of these cards, the Company has signed a dealer agreement with China Unionpay, which is a card management company similar to Visa and Master Card. China Unionpay has POS machines all over China. The Company believes that with the cooperation of China Unionpay and other potential dealers, the Company will be able to grow the debit card program. The Company believes that the debit card business will start to generate revenue in the second half of 2014.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company incurred net loss of approximately $0.70 million for the year ended December 31, 2013 and had an accumulated deficit of approximately $4.1 million as of December 31, 2013. The Company has a cash balance of $101,685 as of December 31, 2013. In both 2013 and 2012, the Company financed its operations through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $2,395,520 as of December 31, 2013. Payables to a shareholder Caesar Capital Management Ltd. amounted to $79,038 as of December 31, 2013. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

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

Table of Contents	F-9

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2013 and December 31, 2012, the cumulative translation adjustment of $62,539 and $73,342, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2013 and 2012, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $(10,803) and $(7,559), respectively.

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

Table of Contents	F-10

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenues totaled $0 and $741 as of December 31, 2013 and 2012, respectively.

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2013 and 2012 were $3,019 and $503,428, respectively and recorded as selling expense.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

Table of Contents	F-11

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to ASC 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net loss and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective since the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2013 and 2012 were $717 and $1,255, respectively.

NET LOSS PER SHARE

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of December 31, 2013 and 2012. For the years ended December 31, 2013 and December 31, 2012, basic and diluted loss per share were the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2013 and 2012, the Company had no cash equivalents.

Table of Contents	F-12

ACCOUNTS RECEIVABLE

Accounts receivable are carried at realizable value. The Company considers many factors in assessing the collectability of its receivables, such as, the age of the amounts due, the customer’s payment history and creditworthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. Bad debt expense for accounts receivable for the years ended December 31, 2013 and 2012 was zero and there was no allowance for doubtful accounts as of December 31, 2013 and 2012.

INVENTORIES

Inventories, consisting of food products available for sale, are accounted for using the weighted average method, and are valued at the lower of cost or market. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary. As of December 31, 2013 and 2012, the Company determined that no reserves were necessary.

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

Table of Contents	F-13

Common stock was issued in 2010 and 2011 in exchange for consulting services to be provided to the Company. The Company recorded an asset to be amortized over the term of the consulting contract that was measured at its fair value on the date of grant based on Level 3 inputs reflecting market based and our own assumptions consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The calculated fair value of the stock-based payment is amortized to expense over the term of the contract.

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The cost of the equity based payments is recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $0 and $486,533 for the years ended December 31, 2013 and 2012, respectively.

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, restricted cash, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2013 and 2012, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2013 and 2012, our bank balances with the banks in U.S. exceeded the insured amount by $9,956 and $0, respectively. As of December 31, 2013 and 2012, our bank balances with the Banks in the PRC amounted $91,729 and $173,986, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

E-commerce Segment

There were no revenues from customers or purchases from suppliers that individually represent greater than 10% of the total revenues or purchases for the e-commerce business for the years ended December 31, 2013 and 2012, respectively. There were no customers that account for over 10% of accounts receivable as of December 31, 2013 and 2012, respectively. Qinhuangdao Dealer, and Beijing Dealer comprised 53.1% or $50,627, and 27.5% or $26,251, respectively, of accounts payable as of December 31, 2013, respectively. Beijing Yuebinqiao Trade Ltd., Qinhuangdao Dealer, and Beijing Dealer comprised 13.7% or $14,435, 46.7% or $49,190, and 24.2% or $25,506, respectively, of accounts payable as of December 31, 2012, respectively.

Table of Contents	F-14

Distribution Segment

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 36.5% or $2,404,711 and 57.6% or $3,799,188, respectively, of total revenues for Beitun for the year ended December 31, 2013. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 65.9% or $239,540 and 34.1% or $124,082, respectively, of accounts receivable as of December 31, 2013.

Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 45.8% or $2,890,898 and 51.8% or $3,269,518, respectively, of total revenues for Beitun for the year ended December 31, 2012. Shanghai Hormel Ltd. and Shanghai Fuxi Company comprised 63.5% or $503,660 and 32.3% or $256,444, respectively, of accounts receivable as of December 31, 2012.

Xileng Inc. comprised 76.8% or $3,326,555, of total purchases for the distribution business for the year ended December 31, 2013. Changxinchang Food Inc. comprised 70.1% or $387,042 of accounts payable as of December 31, 2013.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 2.92% and 1.01% for the years ended December 31, 2013 and 2012, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Table of Contents	F-15

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Accounts receivable	$363,622	$793,490
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$363,622	$793,490

NOTE 5 - INVENTORIES

Inventories consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Finished goods - packaged food	$762,462	$679,403
Less: reserve for inventory	—	—
Total inventories	$762,462	$679,403

Table of Contents	F-16

NOTE 6 – ADVANCES TO SUPPLIERS

As of December 31, 2013 and 2012, advances to suppliers consisted of the following:

	December 31, 2013	December 31, 2012
Advances to suppliers	$915,748	$445,798

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at December 31, 2013.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Prepaid professional fees and salaries	$37,534	$—
Prepaid services	$2,224	$15,358
Prepaid taxes	$11,847	$86,439
Prepaid rent	$55,539	$40,460

Total prepaid expenses	$107,144	$142,257

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Office equipment & computers	$16,656	$15,712
Leasehold improvement	$89,281	$86,746
Equipment	$9,644	$9,370
Vehicles	$17,433	$17,433
Office furniture & fixtures	$42,498	$41,393
	$175,512	$170,654
Less: accumulated depreciation	$(144,924)	$(117,220)
Total property & equipment, net	$30,588	$53,434

For the years ended December 31, 2013 and 2012, depreciation expense was $24,031 and $42,844, respectively.

NOTE 9 – PREPAID STOCK COMPENSATION

There is no common stock issued that is accounted for as prepaid consulting services as of December 31, 2013 and 2012. Amortization for the years ended December 31, 2013 and 2012 was $0 and $486,533, respectively. Also see Note 16.

Table of Contents	F-17

NOTE 10 - OTHER ASSETS

Other assets consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deposit for offices	$98,877	$96,071
Other	33,568	34,006
Total other assets	$132,445	$130,077

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Accrued payroll	$12,871	$13,838
Other	16,407	13,964
Total accrued liabilities	$29,278	$27,802

NOTE 12 – OTHER PAYABLES

Other payables amounted $137,837 and $140,543 at December 31, 2013 and 2012, respectively. Other payables include other payables to unrelated parties.

NOTE 13 – SHORT-TERM DEBT

During the year ended December 31, 2013, the Company borrowed $ 140,151 from two third party individuals. The borrowings bear no interest and are due on demand. As of December 31, 2013 and 2012, the balance of the short-term debt was $140,151 and $0, respectively.

NOTE 14 - PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a 6.2% shareholder of the Company, advanced $79,038 and $121,536 to the Company as of December 31, 2013 and 2012, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $112,522 and money owed by Caesar of $33,484. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $4,383 and $1,594 have been accrued for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2011, payable to Caesar Capital Management Ltd. also includes an escrow deposit of $827,000 and other payable of $26,675. The deposit is interest free and was returned per the instruction of the unrelated party in January 2012.

NOTE 15 – CONVERTIBLE NOTES

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Asher Note 1”). The cash proceeds of the promissory note were received on July 9, 2013.

Table of Contents	F-18

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

On October 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $42,500 (the “Asher Note 2”). The cash proceeds of the promissory note were received on November 14, 2013.

The Note matures on July 16, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 58% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

NOTE 16 - SHARE BASED COMPENSATION

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

In September 2010, the Company issued 910,644 shares retroactively restated to reflect the recapitalization of common stock as consideration for consulting services with a term of 24 months. For the years ended December 31, 2013 and 2012, $0 and $66,533 were amortized to general and administrative expense, respectively.

On December 28, 2011, the Company issued 180,000 shares of common stock to one service provider. The service period is from April 11, 2011 to October 10, 2012. The shares were recorded at their market value of $720,000 and are being amortized over the service period. For the years ended December 31, 2013 and 2012, $0 and $420,000 were amortized to general and administrative expense, respectively.

The following weighted average assumptions were used in estimating the fair value of the share-based payment arrangements to the above mentioned service providers for stock-based compensation existed in the previous years:

Assumptions
Annual dividends	0
Expected volatility	40% - 75%
Risk-free interest rate	0.75%
Expected life	2 years

Table of Contents	F-19

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s share-based payments, the Company has calculated volatility using the historical volatility of similar public entities in the Company’s industry. In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities. This resulted in an expected volatility of 40% to 75%. The expected life is based on the contractual requisite service period. The risk free interest rate is the rate on the U.S. Treasury securities 2-year constant maturity with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method.

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company expects all remaining awards issued will be fully vested over the expected life of the awards. There were no forfeitures during the years ended December 31, 2013 and 2012.

We apply ASC 718, Compensation-Stock Compensation, to account for our service providers’ share-based payments. We issued Common stock to various service providers in connection with the Reverse Merger, and in connection with ongoing services associated with being a public company, including investors’ communications and public relations.

In accordance with ASC 718, we determine whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to the service providers classified as equity awards are recognized in the financial statements based on their grant date fair value which is calculated using an option pricing model. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. Share-based compensation expenses amounted to $0 and $486,533 for the years ended December 31, 2013 and 2012, respectively.

A summary of share-based compensation activity for the years ended December 31, 2013 and 2012 is as follows:

	Number of Common Shares	Weighted Average Fair Value	Amount
Balance at January 1, 2012	1,090,644	$0.84	$486,533
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	(486,533)
Balance at January 1, 2013	1,090,644	0.84	—
Granted	—	—	—
Cancelled	—	—	—
Forfeited/Amortized	—	—	—
Balance at December 31, 2013	1,090,644	$0.84	$—

Table of Contents	F-20

NOTE 17 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Wei Guo	Stockholder and Managing Director of Beitun
Ms. Fanfei Liu	Daughter of Lingling Zhang *

* Fenfei Liu changed her name from Shasha Liu to Fanfei Liu in December 2013.

b) The Company had the following related party balances at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Loan from Mr. Jianmin Gao	$362,472	$333,104
Loan from Ms. Fanfei Liu	$15,980	$8,404
Loan from Mr. Fei Gao	$512,258	$674
Loan from Ms. Wei Guo	$1,496,980	$1,494,829
Loan from Ms. Lingling Zhang	$7,830	$—
Total related party payables	$2,395,520	$1,837,011

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the years ended December 31, 2013 and 2012, the Company borrowed $29,368 and $123,206 from Mr. Jianmin Gao and made payments of $0 and $10,759 back to him, respectively. For the years ended December 31, 2013 and 2012, the Company borrowed $4,276,778 and $3,134,842 from Ms. Wei Guo and made repayments of $4,274,627 and $1,890,690 back to her, respectively. For the years ended December 31, 2013 and 2012, the Company borrowed $516,209 and $1,313 from Mr. Fei Gao and made payments of $4,625 and $1,412 back to him, respectively. For the years ended December 31, 2013 and 2012, the Company borrowed approximately $7,576 and $10,404 from Ms. Fanfei Liu and made repayments of $0 and $4,500, respectively. For the year ended December 31, 2013, the Company borrowed approximately $7,830 from Ms. Lingling Zhang and made repayments of $0.

c) Starting from July 1, 2011, the Company entered into an agreement with Ms. Lingling Zhang’s company, Capitalco Cooperation (“Capitalco”). Pursuant to the agreement, the Company has agreed to pay a certain percentage commission to Capitalco for each client referred. Ms. Lingling Zhang, a related party, owned Capitalco Cooperation and sold all her shares in Capitalco to an unrelated party in August, 2011. The agreement between Capitalco and the Company remains effective after Ms. Lingling Zhang sold her shares in Capitalco. For the years ended December 31, 2013 and 2012, the Company paid Capitalco commissions in the aggregate amount of $0 and $162,404, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On August 1, 2010 our Company entered into a sub-lease agreement with a third party for its Pasadena office facility. This sub-lease expired on November 30, 2012 and we did not renew the contract. Our full service gross monthly rental rate is $2,567. Rent expenses for this facility totaled $0 and $28,237 for the years ended December 31, 2013 and 2012, respectively.

Table of Contents	F-21

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $390,742 and $412,560 for the years ended December 31, 2013 and 2012, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $24,701 and $3,921 for the years ended December 31, 2013 and 2012, respectively.

Total future minimum rental lease commitments as of December 31, 2013 are as follows:

2014	$569,026
2015	540,576
2016	435,464
Total	$1,545,066

CONTINGENCIES

On May 23, 2012, three unrelated parties filed cases against Arki Network with the Beijing Chaoyang District Personnel Dispute Arbitration Commissions (“the Commission”). The unrelated parties claimed that Arki Network did not sign employment agreements with them and owes them unpaid salaries. On November 12, 2012, the Commission ruled that Arki Network should pay the three individuals $65,765 for unpaid salaries and fines within five days. On November 21, 2012, Arki Network filed a case with The People’s Court of Beijing Chao Yang Division. The Company claims that there were no employment relationships between Arki Network and the three individuals. On August 20, 2013, the People’s Court of Beijing Chao Yang Division ruled that Arki Network wins and the Company has no obligation to make the payment. The $65,765 liability accrued previously was reversed based on the court decision.

NOTE 19 - BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of December 31, 2013 and 2012, can be found below.

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

Table of Contents	F-22

FOOD PRODUCT DISTRIBUTION (BEITUN)

Beitun is principally engaged in the wholesale distribution and import/export of various food and meat products to businesses located throughout the PRC. All products are sold in the PRC and are considered finished goods.

	For the year ended December 31, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$5,681	$5,842,547	$5,848,228
Cost of sales	$—	$5,767,654	$5,767,654
Gross profit	$5,681	$74,893	$80,574
Operating expenses:
Selling expenses	$59,403	$53,504	$112,907
General and administrative	$917,559	$15,043	$932,602
Total operating expenses	$976,962	$68,547	$1,045,509
Income (loss) from operations	$(971,281)	$6,346	$(964,935)
Other income	$278,121	$—	$278,121
Other expense	$(11,341)	$45	$(11,296)
Income (loss) before taxes	$(704,501)	$6,391	$(698,110)
Provision for income taxes	$—	$1,683	$1,683
Net income (loss)	$(704,501)	$4,708	$(699,793)
Net income attributable to non controlling interest	$—	$2,307	$2,307
Net income (loss) attributable to Consumer Capital Group, Inc.	$(704,501)	$2,401	$(702,100)
Net income (loss)	$(704,501)	$4,708	$(699,793)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(11,663)	$1,687	$(9,976)
Comprehensive income (loss), net of tax	$(716,164)	$6,395	$(709,769)
Less: Comprehensive income attributable to non-controlling interest	$—	$3,134	$3,134
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(716,164)	$3,261	$(712,903)

Table of Contents	F-23

	For the year ended December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,153,389	$5,670,491	$6,823,880
Cost of sales	$—	$5,595,790	$5,595,790
Gross profit	$1,153,389	$74,701	$1,228,090
Operating expenses:
Selling expenses	$937,079	$48,436	$985,515
General and administrative	$1,556,555	$19,318	$1,575,873
Total operating expenses	$2,493,634	$67,754	$2,561,388
Income (loss) from operations	$(1,340,245)	$6,947	$(1,333,298)
Other income	$51,933	$—	$51,933
Other expense	$—	$—	$—
Income (loss) before taxes	$(1,288,312)	$6,947	$(1,281,365)
Provision for income taxes	$—	$1,765	$1,765
Net income (loss)	$(1,288,312)	$5,182	$(1,283,130)
Net income attributable to non controlling interest	$—	$2,540	$2,540
Net income (loss) attributable to Consumer Capital Group, Inc.	$(1,288,312)	$2,642	$(1,285,670)
Net income (loss)	$(1,288,312)	$5,182	$(1,283,130)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$(8,123)	$564	$(7,559)
Comprehensive income (loss), net of tax	$(1,296,435)	$5,746	$(1,290,689)
Less: Comprehensive income attributable to non-controlling interest	$—	$2,816	$2,816
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(1,296,435)	$2,930	$(1,293,505)

	As of December 31, 2013
	E-Commerce	Food Distribution	Consolidated
Cash	$27,228	$74,457	$101,685
Accounts receivable	—	363,622	363,622
Inventories	—	762,462	762,462
Advance to suppliers	—	915,748	915,748
Prepaid expenses	105,711	1,433	107,144
Other receivables	2,338	8,260	10,598
Total current assets	135,277	2,125,982	2,261,259
Property and equipment, net	27,368	3,220	30,588
Other assets	98,878	33,567	132,445
Total noncurrent assets	126,246	36,787	163,033
Total assets	$261,523	$2,162,769	$2,424,292

Table of Contents	F-24

	As of December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Cash	$53,964	$120,283	$174,247
Accounts receivable	—	793,490	793,490
Inventories	—	679,403	679,403
Advance to suppliers	—	445,798	445,798
Prepaid expenses	132,238	10,019	142,257
Other receivables	—	11,235	11,235
Total current assets	186,202	2,060,228	2,246,430
Property and equipment, net	48,562	4,872	53,434
Other assets	96,071	34,006	130,077
Total noncurrent assets	144,633	38,878	183,511
Total assets	$330,835	$2,099,106	$2,429,941

For the year ended December 31, 2013
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

For the year ended December 31, 2012
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

NOTE 20 - INCOME TAX EXPENSE

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

Table of Contents	F-25

Loss before income taxes consists of:

	For the years ended December 31,
	2013	2012
Non-PRC	$(204,215)	$(843,432)
PRC	$(493,895)	$(437,933)
	$(698,110)	$(1,281,365)

The income tax expense in the consolidated statements of operations consisted of:

	For the years ended December 31,
	2013	2012
Unites States Enterprise Income Tax	$—	$—
PRC Enterprise Income Tax	1,683	1,765
Income taxes, net	$1,683	$1,765

The PRC income tax returns for fiscal year 2008 through fiscal year 2013 remain open for examination.

The components of deferred taxes are as follows at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred tax assets, current portion
Amortization of fair value of stock for services	$—	$97,307
Total deferred tax assets, current portion	$—	$97,307
Valuation allowance	$—	$(97,307)
Deferred tax assets, current portion, net	$—	$—
Deferred tax assets, non-current portion
Fixed assets	$—	$—
Net operating losses	$1,044,462	$834,462
Total deferred tax assets, non-current portion	$1,044,462	$834,462
Valuation allowance	$(1,044,462)	$(834,462)
Deferred tax assets, non-current portion, net	$—	$—

As of December 31, 2013, the Company had a net operating loss of $1,360,719 that can be carried forward to offset future net profit for income tax purposes under the PRC tax law. The net operating loss carry forwards as of December 31, 2013 will expire in years 2014 to 2018 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of December 31, 2013, the operations in the United States of America incurred $2,012,235 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2013 will expire in the year of 2031 to 2033 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	December 31, 2013	December 31, 2012
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25.24)%	(25.14)%
Effective income tax rates	(0.24)%	(0.14)%

Table of Contents	F-26

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the years ended December 31, 2013 and 2012, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 21 - LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2013	2012
Numerator:
Net loss	$(699,793)	$(1,283,130)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(702,100)	$(1,285,670)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,068,889	19,068,889
Basic and diluted loss per share	$(0.04)	$(0.07)

For the years ended December 31, 2013 and 2012, there were no common stock equivalents for computing diluted earnings per share.

NOTE 22–SUBSEQUENT EVENT

Asher Note 1 (see Note 15) matures on March 17, 2014. On January 10, 2014, Asher Enterprises converted $15,000 of convertible loan into 4,098 shares of common stock at conversion price of $3.66 per share. Balance of $63,500 of Note 1 remains unpaid as of report date. The Company is subject to 22% default interest rate from the due date and all the default interest is subject to conversion at the debt holder’s request.

Table of Contents	F-27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2014	CONSUMER CAPITAL GROUP INC.

		By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	March 31, 2014
Jianmin Gao	Chief Executive Officer,
and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Lingling Zhang	Corporate Secretary and	March 31, 2014
Lingling Zhang	Director

/s/ Fei Gao	Chief Operating Officer	March 31, 2014
Fei Gao	and Director

/s/ Dong Yao	Director	March 31, 2014
Dong Yao

Table of Contents	-34-