Form 10-Q
period 2014-03-31
Consumer Capital Group, Inc.
filed 2014-05-15
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(212) 984 - 1869

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

The registrant had 19,072,987 shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2014.

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

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

Table Of Contents	1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash	$11,261	$101,685
Accounts receivable	343,360	363,622
Inventories	879,432	762,462
Advance to suppliers	527,872	915,748
Prepaid expenses	93,943	107,144
Other receivables	10,555	10,598
Total current assets	1,866,423	2,261,259

Property and equipment, net	26,124	30,588
Other assets	130,995	132,445
Total noncurrent assets	157,119	163,033

Total assets	$2,023,542	$2,424,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$625,937	$660,581
Accrued liabilities	34,628	29,278
Deferred revenue	—	—
Taxes payable	3,711	13,253
Other payables	92,114	88,537
Payable to Caesar Capital Management Ltd.	80,935	79,038
Convertible note, net of $3,030 and $0 debt discount as of March 31, 2014 and December 31, 2013, respectively	102,970	121,000
Short term debt	202,078	189,451
Related party payables	2,220,314	2,395,520
Derivative liability	244,356	—
Total current liabilities	$3,607,043	$3,576,658

Table Of Contents	2

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized
19,072,987 and 19,068,889 shares issued and outstanding as of March 31, 2014 and December 31, 2013	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,994,147	2,973,225
Accumulated other comprehensive income	80,021	62,539
Accumulated deficit	(4,538,268)	(4,069,486)
Total Consumer Capital Group, Inc. stockholders' equity	(1,592,934)	(1,162,556)
Non-controlling interest in subsidiary	9,433	10,190
Total stockholders' equity (deficit)	(1,583,501)	(1,152,366)
Total liabilities and stockholders' equity (deficit)	$2,023,542	$2,424,292

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table Of Contents	3

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
Net revenues - ecommerce	$—	$1,325
Net revenues - distribution	1,142,840	1,403,364
Total revenue	1,142,840	1,404,689
Cost of sales - distribution	1,127,921	1,388,142
Gross profit	14,919	16,547
Operating expenses:
Selling expenses	16,425	24,767
General & administrative expenses	214,257	336,672
Total operating expenses	230,682	361,439
Operating loss	(215,763)	(344,892)
Other income	53	221,177
Other expense	(437)	—
Change in fair value of derivative liabilities	(219,287)	—
Interest expense	(33,291)	(1,018)
Total other income (expenses)	(252,962)	220,159
Loss before taxes	(468,725)	(124,733)
Provision for income taxes	23	336
Net loss	(468,748)	(125,069)
Less: Net income attributable to Non-controlling interest	34	494
Net loss attributable to Consumer Capital Group, Inc.	$(468,782)	$(125,563)
Loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted (1)	19,072,532	19,068,889
Net loss	$(468,748)	$(125,069)
Other comprehensive income, before tax
Foreign currency translation adjustment	16,691	880
Other comprehensive income, net of tax	$16,691	$880
Comprehensive loss, net of tax	(452,057)	(124,189)
Comprehensive income (loss) attributable to non-controlling interest	(757)	579
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(451,300)	$(124,768)
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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(468,748)	$(125,069)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,732	6,872
Amortization of debt discount	27,961	—
Change in fair value of derivative liabilities	219,287	—
Change in operating assets and liabilities:
Accounts receivable	10,945	249,414
Other assets	(2,054)	(396)
Other receivables	(239)	3,214
Inventories	(139,482)	83,027
Prepaid expenses	11,313	77,357
Advance to suppliers	370,701	332,808
Accounts payable	(18,018)	(25,387)
Accrued liabilities	5,713	8,613
Deferred revenue	—	(742)
Taxes payable	(9,367)	(3,093)
Payable to Caesar Capital Management Ltd.	1,020	(16,898)
Other payables	4,924	3,652
Cash flows provided by operating activities	17,688	593,372
Financing Activities
Proceeds from related parties	1,052,181	441,022
Payments to related parties	(1,174,928)	(1,138,328)
Proceeds from third party debt	16,387	—
Cash flows used in financing activities	(106,360)	(697,306)
Effect of exchange rate on cash and cash equivalents	(1,752)	1,449
Change in cash and cash equivalents during the period	(90,424)	(102,485)
Cash and cash equivalents at beginning of the period	101,685	174,247
Cash and cash equivalents at end of the period	$11,261	$71,762

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$30,991	$—
Conversion of convertible note	$15,000	$—
Settlement of derivative liabilities into additional paid-in capital	$5,922	$—
Supplemental disclosure of cash flow information
Income taxes paid	$23	$336
Interest expense paid	$—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

Table Of Contents	5

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. (“CCG” or the “Company”) was incorporated in Delaware on April 25, 2008. The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity (“Affiliated PRC Entity”) that is controlled through contractual arrangements.

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2014 are as follows:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2013 filed with the SEC in the Company’s Form 10-K on March 31, 2014.

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

GOING CONCERN

The Company incurred net loss of approximately $0.47 million for the three months ended March 31, 2014 and had an accumulated deficit of approximately $4.5 million as of March 31, 2014. The Company has a cash balance of $11,261 as of March 31, 2014. The Company financed its operations mainly through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $2,220,314 as of March 31, 2014. Payables to a shareholder Caesar Capital Management Ltd. amounted to $80,935 as of March 31, 2014. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

Table Of Contents	7

RECLASSIFICATION

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2014 and December 31, 2013, the cumulative translation adjustment of $80,021 and $62,539, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended March 31, 2014 and 2013, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $17,482 and $795, respectively.

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

We have determined that certain convertible note covered by these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. See Note 10 for more details.

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives will have a direct effect on the fair values. In addition, valuation techniques are sensitive to changes in the trading market price of the our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

Table Of Contents	8

The fair value of the derivative liability was determined using the Black-Scholes Model with any change in fair value during the period recorded in earnings as “Change in fair value of derivative liability”. Significant inputs used to calculate the fair value of the derivative liability include expected volatility, risk-free interest rate and dividend yield.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accounts receivable	$343,360	$363,622
Less: allowance for doubtful accounts	-	-
Total accounts receivable	$343,360	$363,622

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Finished goods - packaged food	$879,432	$762,462
Less: reserve for inventory	-	-
Total inventories	$879,432	$762,462

Table Of Contents	9

NOTE 6 – ADVANCES TO SUPPLIERS

As of March 31, 2014 and December 31, 2013, advances to suppliers consisted of the following:

	March 31, 2014	December 31, 2013
Advances to suppliers	$527,872	$915,748

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at March 31, 2014 and December 31, 2013.

NOTE 7 – SHORT-TERM DEBT

During the three months ended March 31, 2014, the Company borrowed $64,346 from two third party individuals and repaid $51,719 to one third party individual. The borrowings bear no interest and are due on demand. As of March 31, 2014 and December 31, 2013, the balance of the short-term debt was $202,078 and $189,451, respectively.

NOTE 8 - PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a 6.2% shareholder of the Company, advanced $80,935 and $79,038 to the Company as of March 31, 2014 and December 31, 2013, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $113,575 and money owed by Caesar of $32,640 as of March 31, 2014. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $1,053 and $1,018 have been accrued for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9 – CONVERTIBLE NOTES

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Asher Note 1”). The cash proceeds of the promissory note were received on July 9, 2013.

The Note matures on April 10, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

On October 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $42,500 (the “Asher Note 2”). The cash proceeds of the promissory note were received on November 14, 2013.

Table Of Contents	10

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

According to the agreements, upon default, each note shall become immediately payable for an amount which is the greater of 1) 150% times the sum of the then outstanding principal amount of the note, plus accrued and unpaid interest on the unpaid amount to the date of payment, plus default interest or 2) the "parity value" of the default sum to be paid, where parity value means (a) the highest number of shares of common stock issuable upon conversion treating the trading day immediately preceding the payment date as the conversion date, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and the ending one day prior to the payment.

On January 10, 2014, Asher Note 1 of $78,500 became convertible. Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 4,098 shares of common stock at conversion price of $3.66 per share.

As described in Note 10, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $30,991 to the note payable at the date the note became convertible. In addition, the Company fully amortized the balance of debt discount of $5,922 associated to the exercise of the conversion option of the note.

The remaining balance of Asher Note 1 is unpaid as of the date of report. The Company is subject to 22% default interest rate from the date of default and all the default interest is subject to conversion at the debt holder’s request.

NOTE 10 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company issued convertible notes with certain reset provisions (See Note 9). The Company accounted for the reset provisions in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The conversion option embedded in the convertible debt contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2014. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

Table Of Contents	11

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liability	$244,356	—	—	244,356

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2014	$—
Additions due to convertible note - Asher Note 1	30.991
Reclassification of derivative liability to additional paid-in capital due to conversion of Asher Note 1	(5,922)
Mark to market of derivative liability	219,287
Debt derivative balance as of March 31, 2014	$244,356

Amortization of the discount was recorded as a component of interest expense in the accompanying unaudited statements of operations and comprehensive income. Amortization of debt discount amounted to $27,961 and $0 for the three months ended March 31, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes described in Note 9 amounted to $5,330 and $0 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
1/10/2014	21,448	78,500	119.33%	0.00%	0.06%	0.75	30,991

3/31/2014	83,279	63,500	114.25%	0.00%	0.07%	0.75	244,356

NOTE 11 – STOCKHOLDERS’ EQUITY

As described in Note 9 and Note 10, Asher Note I was converted into 4,098 shares of common stock at conversion price of $3.66 per share. Due to this conversion of debt, $5,922 derivative liability was reclassified into additional paid-in capital.

As of March 31, 2014 and December 31, 2013, 19,072,987 and 19,068,889 shares were issued and outstanding, respectively.

Table Of Contents	12

NOTE 12 - RELATED PARTY TRANSACTIONS

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

* Fenfei Liu changed her name from Shasha Liu to Fanfei Liu in December 2013.

b) The Company had the following related party balances at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loan from Mr. Jianmin Gao	$359,315	$362,472
Loan from Ms. Fanfei Liu	$15,980	$15,980
Loan from Mr. Fei Gao	$600,739	$512,258
Loan from Ms. Wei Guo	$1,236,450	$1,496,980
Loan from Ms. Lingling Zhang	$7,830	$7,830
Total related party payables	$2,220,314	$2,395,520

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. Ms. Wei Guo is the CEO of Beitun. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended March 31, 2014 and 2013, the Company borrowed $0 and $3,390 from Mr. Jianmin Gao and made payments of $3,157 and $0 back to him, respectively. For the three months ended March 31, 2014 and 2013, the Company borrowed $892,870 and $334,707 from Ms. Wei Guo and made repayments of $1,153,400 and $1,078,380 back to her, respectively. For the three months ended March 31, 2014 and 2013, the Company borrowed $88,481 and $46,693 from Mr. Fei Gao and made payments of $0 and $0 back to him, respectively. For the three months ended March 31, 2014 and 2013, the Company borrowed approximately $0 and $0 from Ms. Fanfei Liu and made repayments of $0 and $0, respectively. For the three months ended March 31, 2014, the Company borrowed approximately $0 from Ms. Lingling Zhang and made repayments of $0

Table Of Contents	13

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $135,144 and $95,010 for the three months ended March 31, 2014 and 2013, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended March 31, 2014 and 2013, respectively.

Total future minimum rental lease commitments as of March 31, 2014 are as follows:

April 2014 – March 2015	$560,491
April 2015 – March 2016	540,576
April 2016 – March 2017	299,351
Total	$1,400,418

NOTE 14 - BUSINESS SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of March 31, 2014 and December 31, 2013, can be found below.

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

Table Of Contents	14

	For the three months ended March 31, 2014
	E-Commerce	Food Distribution	Consolidated
Net revenues	$—	$1,142,840	$1,142,840
Cost of sales	$135	$1,127,786	$1,127,921
Gross profit	$(135)	$15,054	$14,919
Operating expenses:
Selling expenses	$5,836	$10,589	$16,425
General and administrative	$209,905	$4,352	$214,257
Total operating expenses	$215,741	$14,941	$230,682
Income (loss) from operations	$(215,876)	$113	$(215,763)
Other income	$53	$—	$53
Other Expense	$(417)	$(20)	$(437)
Loss on derivative liability	$(219,287)	$—	$(219,287)
Interest expense	$(33,291)	$—	$(33,291)
Income (loss) before taxes	$(468,818)	$93	$(468,725)
Provision for income taxes	$—	$23	$23
Net income (loss)	$(468,818)	$70	$(468,748)
Net income attributable to non controlling interest	$—	$34	$34
Net income (loss) attributable to Consumer Capital Group, Inc.	$(468,818)	$36	$(468,782)
Net income (loss)	$(468,818)	$70	$(468,748)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$18,306	$(1,615)	$16,691
Comprehensive income (loss), net of tax	$(450,512)	$(1,545)	$(452,057)
Less: Comprehensive income attributable to non-controlling interest	$—	$(757)	$(757)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(450,512)	$(788)	$(451,300)

Table Of Contents	15

	For the three months ended March 31, 2013
	E-Commerce	Food Distribution	Consolidated
Net revenues	$1,325	$1,403,364	$1,404,689
Cost of sales	$—	$1,388,142	$1,388,142
Gross profit	$1,325	$15,222	$16,547
Operating expenses:
Selling expenses	$15,146	$9,621	$24,767
General and administrative	$332,415	$4,257	$336,672
Total operating expenses	$347,561	$13,878	$361,439
Income (loss) from operations	$(346,236)	$1,344	$(344,892)
Other income	$221,177	$—	$221,177
Other expense	$—	$—	$—
Interest Expense	$(1,018)	$—	$(1,018)
Income (loss) before taxes	$(126,077)	$1,344	$(124,733)
Provision for income taxes	$—	$336	$336
Net income (loss)	$(126,077)	$1,008	$(125,069)
Net income attributable to non controlling interest	$—	$494	$494
Net income (loss) attributable to Consumer Capital Group, Inc.	$(126,077)	$514	$(125,563)
Net income (loss)	$(126,077)	$1,008	$(125,069)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	$707	$173	$880
Comprehensive income (loss), net of tax	$(125,370)	$1,181	$(124,189)
Less: Comprehensive income attributable to non-controlling interest	$—	$579	$579
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(125,370)	$602	$(124,768)

Table Of Contents	16

	As of March 31, 2014
	E-Commerce	Food Distribution	Consolidated
Cash	$8,761	$2,500	$11,261
Accounts receivable	—	343,360	343,360
Inventories	—	879,432	879,432
Advance to suppliers	—	527,872	527,872
Prepaid expenses	74,860	19,083	93,943
Other receivables	2,512	8,043	10,555
Total current assets	86,133	1,780,290	1,866,423
Property and equipment, net	22,988	3,136	26,124
Other assets	97,259	33,736	130,995
Total noncurrent assets	120,247	36,872	157,119
Total assets	$206,380	$1,817,162	$2,023,542

Table Of Contents	17

	As of December 31, 2013
	E-Commerce	Food Distribution	Consolidated
Cash	$27,228	$74,457	$101,685
Accounts receivable	—	363,622	363,622
Inventories	—	762,462	762,462
Advance to suppliers	—	915,748	915,748
Prepaid expenses	105,711	1,433	107,144
Other receivables	2,338	8,260	10,598
Total current assets	135,277	2,125,982	2,261,259
Property and equipment, net	27,368	3,220	30,588
Other assets	98,878	33,567	132,445
Total noncurrent assets	126,246	36,787	163,033
Total assets	$261,523	$2,162,769	$2,424,292

Table Of Contents	18

For the three months ended March 31, 2014
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

For the three months ended March 31, 2013
	E-Commerce	Food Distribution	Consolidated
Capital Expenditure	$—	$—	$—

NOTE 15 - INCOME TAX EXPENSE

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

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations

Loss before income taxes consists of:

	For the three months ended March 31,
	2014	2013
Non-PRC	$(303,940)	$(50,740)
PRC	$(164,785)	$(73,993)
	$(468,725)	$(124,733)

Table Of Contents	19

The income tax expense in the consolidated statements of operations consisted of:

	For the three months ended March 31,
	2014	2013
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	23	336
Income taxes, net	$23	$336

The PRC income tax returns for fiscal year 2008 through fiscal year 2013 remain open for examination.

The components of deferred taxes are as follows at March 31, 2014 and 2013:

	March 31, 2014	December 31, 2013
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	$-	$-
Valuation allowance	$-	$-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	$1,192,060	$1,044,462
Total deferred tax assets, non-current portion	$1,192,060	$1,044,462
Valuation allowance	$(1,192,060)	$(1,044,462)
Deferred tax assets, non-current portion, net	$-	$-

As of March 31, 2014, the Company had a net operating loss of $1,525,595  that can be carried forward to offset future net profit for income tax purposes under the PRC tax law. The net operating loss carry forwards as of March 31, 2014 will expire in years 2014 to 2019 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of March 31, 2014, the operations in the United States of America incurred $2,316,175  of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of March 31, 2014 will expire in the year of 2031 to 2034 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Table Of Contents	20

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	March 31, 2014	December 31, 2013
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25.24)%
Effective income tax rates	(0.00)%	(0.24)%

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three months ended March 31, 2014 and 2013, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

Table Of Contents	21

NOTE 16 - LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the three months ended March 31,
	2014	2013
Numerator:
Net loss	$(468,748)	$(125,069)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(468,782)	$(125,563)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,072,532	19,068,889
Basic and diluted loss per share	$(0.02)	$(0.01)

For the three months ended March 31, 2014 and 2013, there were no common stock equivalents for computing diluted earnings per share.

Table Of Contents	22

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

We collaborate with Bank of Fuxin to issue cobranded debit cards. We plan to charge participating merchants a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. We intend to give our cardholders cash rewards with their purchases through our online retail platform. As of March 31, 2014, our cooperation with Fuxin becomes very minimum. We are seeking to collaborate with other banks for debit card business cooperation. We have not realized any revenue from this segment of business. We expect to start our debit card operation in 2014.

Table Of Contents	23

Results of Operations

Comparison of three months ended March 31, 2014 and March 31, 2013

Revenues

We derive our revenues from our e-commerce business and meat distribution business. We have not generated any revenue from our debit card business and from e-commerce business. Our net revenues for the three months ended March 31, 2014 decreased to $1,142,840 from $1,404,689 for the three months ended March 31, 2013, a decrease of $261,849 or 18.6%. The following table sets forth a breakdown of our revenues for the periods indicated:

	Three months ended March 31,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage

Net revenue – e-commerce business	$—	$1,325	$(1,325)	(100.0)%
Net revenue – meat distribution business	$1,142,840	$1,403,364	$(260,524)	(18.6)%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$1,142,840	$1,404,689	$(261,849)	(18.6)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended March 31, 2014 decreased to $0 from $1,325 for the three months ended March 31, 2013, a decrease of $1,325 or 100.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections in the future.

Meat Distribution Business

Our net revenues from meat distribution business for the three months ended March 31, 2014 decreased to $1,142,840 in the three months ended March 31, 2014 from $1,403,364 for the three months ended March 31, 2013, a decrease of $260,524 or 18.6%. The decrease was attributed to decreased demand in the three months ended March 31, 2014.

Debit Card Business

Our debit card business has not generated any revenue as of March 31, 2014.

Table Of Contents	24

Cost of Sales

Cost of sales includes costs of our products, shipping charges from the suppliers and to our customers, and costs of packaging material associated with our meat distribution business. Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the three months ended March 31, 2014 decreased to $1,127,921 from $1,388,142 for the three months ended March 31, 2013, a decrease of $260,221 or 18.7%. The decrease was in line with the decrease in revenues from the meat distribution business.

Gross Profit

Our gross profit for the three months ended March 31, 2014 decreased to $14,919 from $16,547 for the three months ended March 31, 2013, a decrease of $1,628 or 9.8%. The decrease was primarily due to a decrease in sales from e-commerce business and from the meat distribution business. Our gross profit margin for the three months ended March 31, 2014 increased to 1.3% from 1.2% for the three months ended March 31, 2013. The increase of our gross profit margin was primarily because the average selling prices increase faster than the increase of average cost.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended March 31, 2014 decreased to $230,682 from $361,439 for the three months ended March 31, 2013, a decrease of $130,757 or 36.2%. The following table sets forth a breakdown of our operating expenses for the periods indicated:

	Three months ended March 31,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage

Selling expenses for e-commerce business	$5,836	$15,146	$(9,310)	(61.5)%
Selling expenses for meat distribution business	$10,589	$9,621	$968	10.1%
Sub-total	$16,425	$24,767	$(8,342)	(33.7)%
General & administrative expenses for e-commerce business	$209,905	$332,415	$(122,510)	(36.9)%
General & administrative expenses for meat distribution business	$4,352	$4,257	$95	2.2%
Sub-total	$214,257	$336,672	$(122,415)	(36.4)%
Total	$230,682	$361,439	$(130,757)	(36.2)%

Selling expenses for the three months ended March 31, 2014 decreased to $16,425 from $24,767 for the three months ended March 31, 2013, a decrease of $8,342 or 33.7%. Selling expenses for the e-commerce business for the three months ended March 31, 2014 decreased to $5,836 from $15,146 for the three months ended March 31, 2013, a decrease of $9,310, or 61.5%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses for the meat distribution business for the three months ended March 31, 2014 and 2013 were $10,589 and $9,621, respectively. The increase is due increased shipping expenses and compensation expenses. The selling expenses for the meat distribution business do not increase or decrease along with the increase or decrease in revenue, because the selling expenses mainly consist of non-commission based salaries for sales staff and shipping and handling expenses that only incur if a customer requests shipping instead of self picking-up.

General and administrative expenses for the three months ended March 31, 2014 decreased to $214,257 from $336,672 for the three months ended March 31, 2013, a decrease of $122,415, or 36.4%. The decrease was primarily due to decreased operating expenses from e-commerce in line with the decrease of its business.

Table Of Contents	25

Liquidity and Capital Resources

Cash flows

	Three months ended March 31,
Net cash generated from /(used in)	2014	2013

Operating activities	$17,688	$593,372
Investing activities	$-	$-
Financing activities	$(106,360)	$(697,306)
Net decrease in cash	$(90,424)	$(102,485)

Operating Activities

The net cash generated from operating activities was $17,688 for the three months ended March 31, 2014, which was primarily due to a decrease of advance to suppliers of $370,701, and change in fair value of derivative liabilities of $219,287, offset by net loss of $468,749 and an increase of inventories of $139,482.

The net cash generated from operating activities was $593,372 for the three months ended March 31, 2013, which was primarily due to decrease of advance to suppliers of $332,808, decrease of accounts receivable of $249,414, offset by net loss of $125,069.

Investing Activities

The net cash generated from or used in investing activities was zero for the three months ended March 31, 2014 and 2013.

Financing Activities

The net cash used in financing activities was $106,360 for the three months ended March 31, 2014, which was due to proceeds from related parties of $1,052,181 and proceeds from third party debt of $16,387, offset by payments to related parties of $1,174,928.

The net cash used in financing activities was $697,306 for the three months ended March 31, 2013, which was due to proceeds from related parties of $441,022, offset by payments to related parties of $1,138,328.

Capital Resources

As of March 31, 2014, we had cash of $11,261 on hand. We had positive cash flows from our operations for the three months ended March 31, 2014. As of March 31, 2014, we had outstanding loans of $359,315 and $1,236,450 due to Mr. Jianmin Gao, our director and executive officer, and Ms. Wei Guo, shareholder and officer of our subsidiary, respectively.

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

Table Of Contents	26

Lease commitments

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $135,144 and $95,010 for the three months ended March 31, 2014 and 2013, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended March 31, 2014 and 2013, respectively.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Table Of Contents	27

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

During management’s evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

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

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2014 were not effective.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Table Of Contents	28

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.		Description

31.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)
32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Table Of Contents	29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	Consumer Capital Group, Inc.

	By:	/s/ Jianmin Gao
Jianmin Gao
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Table Of Contents	30