Form 10-Q
period 2014-06-30
Consumer Capital Group, Inc.
filed 2014-08-19
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The registrant had 19,072,987 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2014.

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$13,757	$101,685
Accounts receivable	—	363,622
Inventories	—	762,462
Advance to suppliers	—	915,748
Prepaid expenses	19,452	107,144
Other receivables	43,548	10,598
Total current assets	76,757	2,261,259

Property and equipment, net	19,888	30,588
Other assets	99,844	132,445
Total noncurrent assets	119,732	163,033
Total assets	$196,489	$2,424,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$105,943	$660,581
Accrued liabilities	97,491	29,278
Taxes payable	3,199	13,253
Other payables	92,221	88,537
Payable to Caesar Capital Management Ltd.	82,261	79,038
Convertible note, net of $9,444 and $0 debt discount as of June 30, 2014 and December 31, 2013, respectively	96,556	121,000
Short term debt	250,736	189,451
Related party payables	1,083,200	2,395,520
Derivative liability	238,384	—
Total current liabilities	$2,049,991	$3,576,658

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized 19,072,987 and 19,068,889 shares issued and outstanding as of June 30, 2014 and December 31, 2013	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	2,994,147	2,973,225
Accumulated other comprehensive income	74,950	62,539
Accumulated deficit	(4,793,765)	(4,069,486)
Total Consumer Capital Group, Inc. stockholders' equity	(1,853,502)	(1,162,556)
Non-controlling interest in subsidiary	—	10,190
Total stockholders' equity (deficit)	(1,853,502)	(1,152,366)
Total liabilities and stockholders' equity (deficit)	$196,489	$2,424,292

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	1

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013
Net revenues - ecommerce	$—	$2,228	$—	$903
Total revenue	—	2,228	—	903
Gross profit	—	2,228	—	903

Operating expenses:
Selling expenses	10,105	40,646	4,269	25,500
General & administrative expenses	465,706	536,490	255,666	204,075
Loss from disposal of subsidiary	6,842	—	6,842	—
Total operating expenses	482,653	577,136	266,777	229,575
Operating loss	(482,653)	(574,908)	(266,777)	(228,672)

Other income	180	223,473	127	1,233
Other expense	(612)	(1,616)	(195)	(1,616)
Change in fair value of derivative liabilities	(170,816)	—	48,471	—
Interest expense	(70,414)	(2,081)	(37,123)	—
Total other income (expenses)	(241,662)	219,776	11,280	(383)
Loss from continuing operations before taxes	(724,315)	(355,132)	(255,497)	(229,055)
Net loss from continuing operations	(724,315)	(355,132)	(255,497)	(229,055)
Discontinued operations, net of income taxes	70	2,181	—	1,173
Net loss	(724,245)	(352,951)	(255,497)	(227,882)
Less: Net income attributable to Non-controlling interest	34	1,069	—	575
Net loss attributable to Consumer Capital Group, Inc.	$(724,279)	$(354,020)	$(255,497)	$(228,457)
Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	(724,349)	(355,201)	(255,497)	(229,630)
Discontinued operations, net of income taxes	70	$2,181	—	1,173
Net loss attributable to Consumer Capital Group, Inc.	(724,279)	(354,020)	(255,497)	(228,457)

Basic and diluted loss per common share attributable to Consumer Capital Group, Inc.:
Continuing operations	(0.04)	(0.02)	(0.01)	(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss attributable to Consumer Capital Group Inc.	(0.04)	(0.02)	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic and diluted (1)	19,072,532	19,068,889	19,072,532	19,068,889

Net loss	$(724,245)	$(352,951)	$(255,497)	$(227,882)
Foreign currency translation adjustment	8,797	(1,105)	(7,894)	(1,985)
Other comprehensive income, net of tax	$8,797	$(1,105)	$(7,894)	$(1,985)
Comprehensive loss, net of tax	(715,448)	(354,056)	(263,391)	(229,867)
Comprehensive income attributable to non-controlling interest	10,190	1,482	10,947	903
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(725,638)	$(355,538)	$(274,338)	$(230,770)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
	For the Six Months Ended June 30, 2014
	(Unaudited)

	Common Stock		Discount on	Additional	Accumulated	Accumulated Other	Shareholders'	Noncontrolling
	Shares	Amount	Common Stock	Paid-In Capital	Earnings/ (Deficit)	Comprehensive Income	Equity	Interest	Total
Balance at December 31, 2013	19,068,889	$1,907	$(130,741)	$2,973,225	$(4,069,486)	$62,539	$(1,162,556)	$10,190	$(1,152,366)

Conversion of Convertible Notes	4,098	—	—	15,000	—	—	15,000	—	15,000

Reclassification of Derivative Liability to Additional Paid-In Capital due to Conversion of Convertible Note	—	—	—	5,922	—	—	5,922	—	5,922

Foreign Currency Translation Adjustment	—	—	—	—	—	9,588	9,588	(791)	8,797

Net Loss	—	—	—	—	(724,279)	—	(724,279)	34	(724,245)

Disposal of a subsidiary	—	—	—	—	—	2,823	2,838	(9,433)	(6,610)

Balance at June 30, 2014	19,072,987	$1,907	(130,741)	$2,994,147	$(4,793,765)	$74,950	$(1,853,502)	$—	$(1,853,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(724,245)	$(352,951)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	6,857	13,296
Amortization of debt discount	64,047	—
Gain/loss on derivative liability	170,815	—
Loss on disposal of a subsidiary	6,841	—
Changes in operating assets and liabilities:
Accounts receivable	10,829	110,296
Advance to suppliers	366,747	(263,180)
Inventory	(137,994)	(51,970)
Prepaid Expense	67,255	74,249
Other Receivables	(237)	(2,491)
Other Assets	(4,430)	(398)
Accounts payable	(17,785)	37,998
Accrued expenses	68,597	21,048
Deferred revenue	—	669
Tax payable	(9,428)	(10,074)
Payable to Caesar Capital Management Ltd	2,416	(27,320)
Other Payable	4,873	900
CASH USED IN OPERATING ACTIVITIES	(124,842)	(447,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash decreased on disposal of subsidiary	(2,506)	—
CASH USED IN INVESTING ACTIVITIES	(2,506)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	1,139,566	—
Principal payments on related party debt	(1,162,395)	55,650
Proceeds from third party debt	129,695	2,777,285
Principal payments on third party debt	(64,848)	(2,110,659)
CASH PROVIDED BY FINANCING ACTIVITIES	42,018	722,276

NET CHANGE IN CASH	(85,330)	6,090
Effect of exchange rate change on cash and cash equivalents	(2,599)	280,929
Cash and equivalents at beginning of period	101,686	174,247
Cash and equivalents at end of period	$13,757	$455,176

Supplemental disclosure of non-cash financing activity
Debt discount from derivative liabilities	$74,491	$—
Conversion of convertible note	15,000	—
Settlement of derivative liabilities into additional paid-in capital	5,922	—

Supplemental disclosure of cash flow information
Income Taxes Paid	23	338
Interest Expense Paid	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2014 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities

Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (2)	Entity under common control through relationships between FeiGao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) VIE

On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the stockholder and managing director of Beitun.

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

Table of Contents	5

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine (Beijing), Bio-Tech, Inc., Arki (Beijing), E-Commerce Technology Corp., America Arki (Fuxin) Network Management Co. Ltd., and 51% majority ownership in Beijing Beitun Trading Co. Ltd, prior to April 1, 2014, the disposal date. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service. All intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The Company incurred net loss of approximately $0.71 million for the six months ended June 30, 2014 and had an accumulated deficit of approximately $4.79 million as of June 30, 2014. The Company has a cash balance of $13,757 as of June 30, 2014. The Company financed its operations mainly through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $1,083,200 as of June 30, 2014. Payables to a shareholder Caesar Capital Management Ltd. amounted to $82,261 as of June 30, 2014. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

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

Table of Contents	6

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of June 30, 2014 and December 31, 2013, the cumulative translation adjustment of $74,950 and $62,539, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the six months ended June 30, 2014 and 2013, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $8,797  and $(1,105), respectively. For the three months ended June 30, 2014 and 2013, the foreign currency translation adjustment to accumulated other comprehensive deficit was  $7,894 and $1,985, respectively.

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

We have determined that certain convertible note covered by these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “ Derivatives and Hedging – Contracts in an Entity’s Own Stock ”. See Note 10 for more details.

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

Table of Contents	7

DISCONTINUED OPERATIONS

On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB 255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun. See Note 16 — Discontinued Operations for additional information.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Accounts receivable	$—	$363,622
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$—	$363,622

NOTE 5 - INVENTORIES

Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Finished goods - packaged food	$—	$762,462
Less: reserve for inventory	—	—
Total inventories	$—	$762,462

Table of Contents	8

NOTE 6 – ADVANCES TO SUPPLIERS

As of June 30, 2014 and December 31, 2013, advances to suppliers consisted of the following:

	June 30, 2014	December 31, 2013

Advances to suppliers	$—	$915,748

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at June 30, 2014 and December 31, 2013.

NOTE 7 – SHORT-TERM DEBT

During the six months ended June 30, 2014, the Company borrowed $129,695 from two third party individuals and repaid $64,848 to two third party individuals. The borrowings bear no interest and are due on demand. As of June 30, 2014 and December 31, 2013, the balance of the short-term debt was $250,736 and $189,451, respectively.

NOTE 8 - PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a shareholder of the Company, advanced $82,261 and $79,038 to the Company as of June 30, 2014 and December 31, 2013, respectively. The payable to Caesar Capital Management Ltd. includes loan payables of $114,640 and money owed by Caesar of $32,379 as of June 30, 2014. The loan payables are borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $2,117 and $2,047 have been accrued for the six months ended June 30, 2014 and 2013, respectively. Interest expenses of $1,064 and $1,029 have been accrued for the three months ended June 30, 2014 and 2013, respectively.

NOTE 9 – CONVERTIBLE NOTES

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Asher Note 1”). The cash proceeds of the promissory note were received on July 9, 2013.

The Asher Note 1 matures on April 10, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

On October 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $42,500 (the “Asher Note 2”). The cash proceeds of the promissory note were received on November 14, 2013.

The Asher Note 2 matures on July 16, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 58% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

Table of Contents	9

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days of debt issuance debt due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

According to the agreements, upon default and the receipt of default notice from the debt holder, each note shall become immediately payable for an amount which is the greater of 1) 150% times the sum of the then outstanding principal amount of the note, plus accrued and unpaid interest on the unpaid amount to the date of payment, plus default interest or 2) the "parity value" of the default sum to be paid, where parity value means (a) the highest number of shares of common stock issuable upon conversion treating the trading day immediately preceding the payment date as the conversion date, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and the ending one day prior to the payment.

On January 10, 2014, Asher Note 1 of $78,500 became convertible. Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 4,098 shares of common stock at conversion price of $3.66 per share.

On May 5, 2014, Asher Note 2 of $42,500 became convertible.

As described in Note 10, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded debt discounts of $30,991 to Asher Note 1 and $42,500 to Asher Note 2 at the dates the notes became convertible. In addition, the Company amortized the balance of debt discount of $5,922 associated to the exercise of the conversion option of Asher Note 1.

As of the date of the report, the remaining balances of Asher Note 1 and Asher Note 2 are unpaid and the Company has not received the default notice for Asher Note 1. Upon the receipt of default notice, the Company will be subject to 22% default interest rate from the date of default and all the default interest will be subject to conversion at the debt holder's request.

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

The conversion option embedded in the convertible debt contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liability	$238,384	—	—	238,384

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2014	$—
Fair value of embedded conversion derivative liability at issuance charged to debt discount - Asher Note 1 and 2	73,491
Reclassification of derivative liability to additional paid-in capital due to conversion of Asher Note 1	(5,922)
Change in fair value of derivative liability	170,815
Debt derivative balance as of June 30, 2014	$238,384

Table of Contents	10

Amortization of the discount was recorded as a component of interest expense in the accompanying unaudited statements of operations and comprehensive income. Amortization of debt discount amounted to $64,047 and $0 for the six months ended June 30, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes described in Note 9 amounted to $5,330 and $0 for the six months ended June 30, 2014 and 2013, respectively. Amortization of debt discount amounted to $36,086 and $0 for the three months ended June 30, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes described in Note 9 amounted to $5,330 and $0 for the three months ended June 30, 2014 and 2013, respectively.

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

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Asher Note 1

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
1/10/2014	21,448	78,500	119.33%	0.00%	0.06%	0.75	30,991
6/30/2014	52,049	63,500	141.17%	0.00%	0.06%	0.75	139,103

Asher Note 2

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
5/5/2014	40,709	42,500	141.10%	0.00%	0.05%	0.75	113,343
6 /30/2014	36,638	42,500	141.17%	0.00%	0.06%	0.75	99,281

NOTE 11 – STOCKHOLDERS’ EQUITY

As described in Note 9 and Note 10, Asher Note I was converted into 4,098 shares of common stock at conversion price of $3.66 per share. Due to this conversion of debt, $5,922 derivative liability was reclassified into additional paid-in capital.

As of June 30, 2014 and December 31, 2013, 19,072,987 and 19,068,889 shares were issued and outstanding, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Fanfei Liu	Daughter of Lingling Zhang *
Ms. Wei Guo	Stockholder and Managing Director of Beitun**

* Fenfei Liu changed her name from Shasha Liu to Fanfei Liu in December 2013.

**Beitun was sold on April 1, 2014 and Ms. Wei Guo was no longer a member of the management team since then. See Note 16 for additional information.

Table of Contents	11

b) The Company had the following related party balances at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Loan from Mr. Jianmin Gao	$359,666	$362,472
Loan from Ms. Fanfei Liu	$15,980	$15,980
Loan from Mr. Fei Gao	$699,724	$512,258
Loan from Ms. Wei Gao	$—	$1,496,980
Loan from Ms. Lingling Zhang	$7,830	$7,830
Total related party payables	$1,083,200	$2,395,920

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the six months ended June 30, 2014 and 2013, the Company borrowed $108 and $15,026 from Mr. Jianmin Gao and made payments of $2,914  and $0 back to him, respectively. For the six months ended June 30, 2014 and 2013, the Company borrowed $187,466 and $199,449 from Mr. Fei Gao and made payments of $0 and $4,561 back to him, respectively. For the six months ended June 30, 2014 and 2013, the Company borrowed approximately $0 and $0 from Ms. Fanfei Liu and made repayments of $0 and $0, respectively. For the six months ended June 30, 2014 and 2013, the Company borrowed approximately $0 and $3,000 from Ms. Lingling Zhang and made repayments of $0 and $0, respectively. The loan borrowed from Ms. Wei Guo was no longer a liability of the Company from April 1, 2014 due to the disposal of Beitun.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB276,971”). Rent expenses totaled $270,288 and $190,020 for the six months ended June 30, 2014 and 2013, respectively. Rent expenses totaled $135,144 and $95,010 for the three months ended June 30, 2014 and 2013, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $17,070 and $11,538 for the six months ended June 30, 2014 and 2013, respectively. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended June 30, 2014 and 2013, respectively.

Total future minimum rental lease commitments as of June 30, 2014 are as follows:

July 2014 – June 2015	$551,956
July 2015 – June 2016	540,576
July 2016 – June 2017	164,207
Total	$1,256,739

Table of Contents	12

NOTE 14 - INCOME TAX EXPENSE

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

Loss before income taxes consists of:

	For the six months ended June 30,
	2014	2013
Non-PRC	$(364,576)	$(101,141)
PRC	$(359,703)	$(250,969)
	$(724,279)	$(352,110)

The income tax expense in the consolidated statements of operations consisted of:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Unites States Enterprise Income Tax	$—	$—	$—	$—
PRC Enterprise Income Tax	23	505	23	841
Income taxes, net	$23	$505	$23	$841

The PRC income tax returns for fiscal year 2008 through fiscal year 2013 remain open for examination.

The components of deferred taxes are as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Deferred tax assets, current portion
Amortization of fair value of stock for services	$—	$—
Total deferred tax assets, current portion	$—	$—
Valuation allowance	$—	$—
Deferred tax assets, current portion, net	$—	$—
Deferred tax assets, non-current portion
Fixed assets	$—	$—
Net operating losses	$1,496,805	$1,044,462
Total deferred tax assets, non-current portion	$1,496,805	$1,044,462
Valuation allowance	$(1,496,805)	$(1,044,462)
Deferred tax assets, non-current portion, net	$—	$—

Table of Contents	13

As of June 30, 2014, the Company had a net operating loss of $415,639  that can be carried forward to offset future net profit for income tax purposes under the PRC tax law. The net operating loss carry forwards as of June 30, 2014 will expire in years 2014 to 2019 if not utilized.

CCG and CCG California are both subject to United States of America tax law. As of June 30, 2014, the operations in the United States of America incurred  $1,081,165 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of June 30, 2014 will expire in the year of 2031 to 2034 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	June 30, 2014	December 31, 2013
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25.24)%
Effective income tax rates	(0.00)%	(0.24)%

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the six months ended June 30, 2014 and 2013, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 15 - LOSS PER SHARE

Basic and diluted loss per share for each of the periods presented are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(225,497)	$(227,882)	$(724,245)	$(352,951)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	(225,497)	(228,457)	(724,279)	(354,020)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,072,987	19,068,889	19,072,761	19,068,889
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Table of Contents	14

For the six months ended June 30, 2014 and 2013, there were no common stock equivalents for computing diluted earnings per share.

NOTE 16 - DISCONTINUED OPERATIONS

On April 1, 2014, the Company entered into a definitive agreement to sell and transfer its entire 51% equity interests in Beijing Beitun Trading Co. Ltd. (“Beitun”). Under the term of the agreement to dispose Beitun, the Company agreed to receive $41,030 (RMB 255,000) in cash consideration from Yifan Zhang for the sale of its 51% equity interest in Beitun. Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun.

The results of operations of Beitun, for all periods, were separately reported as “discontinued operations”. The loss on disposal of Beitun totaled $6,842, which was reported as “Loss from disposal of subsidiary” for the three and six months ended June 30, 2014.

The operating results of Beitun for the three and six months ended June 30, 2014 and 2013 classified as discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$1,142,840	$1,403,364	$1,142,840	$3,139,205
Cost of Goods Sold	1,127,786	1,388,142	1,127,786	3,104,805
Gross Profit	15,054	15,222	15,054	34,400
Operating Expenses	14,941	13,878	14,941	31,378
Other Income (Expense)	(20)	—	(20)	—
Income Tax Expense	23	171	23	841
Net loss	$70	$1,173	$70	$2,181

NOTE 17 – SUBSEQUENT EVENTS

On July 18, 2014, the Company and Shenzhen Zhongying Yunshang Techonology Company Limited, a company established under the laws of People’s Republic of China (“Zhongying Yunshang”), entered into a letter of intent to conduct a Share Exchange Agreement (the “Agreement”), pursuant to which the Company will acquire 51% of the capital stock of Zhongying Yunshang from its stockholder LV Yong (the “Merger”). Under the Agreement, the Company shall issue a total of 3,150,000 shares (the “Shares”) of the Company’s common stock to LV Yong, evaluated at $2.6 per share for a total of $8,190,000 or approximately RMB 51,000,000. In addition, the Company may issue 1,810,000 shares of common stock and certain three-year stock options at an exercise price of $2.00 per share to LV Yong as management incentives after the closing of the Merger.

Currently the Company and Zhongying Yunshang applied to have the Merger approved by Shenzhen City Longhua District Commerce Committee and registration modification by Administration for Industry and Commerce. The Company shall issue the Shares to LV Yong within twenty-five (25) business days, upon the Merger transaction is approved by relevant Chinese government agencies and registration modification is completed, as well as the audit of Zhongying Yunshang is completed by the Company’s independent registered public accountant. The Agreement shall become effective after LV Yong receives the Shares.

In addition, the Company is committed to raise $30,000,000 capital within ninety (90) days of the effectiveness of the Agreement and reach certain milestones for its stock price. If the Company cannot complete the financing or reach the milestones for its stock price within twelve (12) months of the effectiveness of the Agreement, the Agreement will be deemed null and void since inception and any share transfer or issuance shall be returned.

Table of Contents	15

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

Overview

We are primarily engaged in e-commerce services. We operate an online retail platform in China at www.ccmus.com through Arki (Beijing) E-Commerce Technology Corp., our wholly owned subsidiary, and an online retail platform at www.ccgusa.com in the United States. In addition to e-commerce services, we have been working to develop a debit card business, through America Arki Fuxin Network Management Co. Ltd., our wholly owned subsidiary.

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

Recent Development

Sale of Equity Interest in Beitun Trading

Prior to April 2014, through Beijing Beitun Trading Co., Ltd. (“Beitun Trading”), we purchase meats from suppliers and distribute them to restaurants and food producers in China. On April 1, 2014, we entered into an agreement to sell our 51% equity interest in Beitun Trading to Zhang Yifan in exchange for cash payment of RMB 255,000 (approximately $41,396). As a result of the sale of our equity in Beitun Trading, we no longer operate in the distribution of meat products.

Table of Contents	16

Results of Operations

Letter of Intent with Zhongying Yunshang

On July 18, 2014, the Company and Shenzhen Zhongying Yunshang Techonology Company Limited, a company established under the laws of People’s Republic of China (“Zhongying Yunshang”), entered into a letter of intent to conduct a Share Exchange Agreement (the “Agreement”), pursuant to which the Company will acquire 51% of the capital stock of Zhongying Yunshang from its stockholder LV Yong (the “Merger”). Under the Agreement, the Company shall issue a total of 3,150,000 shares (the “Shares”) of the Company’s common stock to LV Yong, evaluated at $2.6 per share for a total of $8,190,000 or approximately RMB 51,000,000. In addition, the Company may issue 1,810,000 shares of common stock and certain three-year stock options at an exercise price of $2.00 per share to LV Yong as management incentives after the closing of the Merger. Currently the Company and Zhongying Yunshang applied to have the Merger approved by Shenzhen City Longhua District Commerce Committee and registration modification by Administration for Industry and Commerce. The Company shall issue the Shares to LV Yong within twenty-five (25) business days, upon the Merger transaction is approved by relevant Chinese government agencies and registration modification is completed, as well as the audit of Zhongying Yunshang is completed by the Company’s independent registered public accountant. The Agreement shall become effective after LV Yong receives the Shares. In addition, the Company is committed to raise $30,000,000 capital within ninety (90) days of the effectiveness of the Agreement and reach certain milestones for its stock price. If the Company cannot complete the financing or reach the milestones for its stock price within twelve (12) months of the effectiveness of the Agreement, the Agreement will be deemed null and void since inception and any share transfer or issuance shall be returned.

Comparison of three months ended June 30, 2014 and June 30, 2013

Revenues

We derive our revenues from our e-commerce business. We have not generated any revenue from our debit card business historically. Our net revenues for the three months ended June 30, 2014 decreased to $0 from $903 for the three months ended June 30, 2013, a decrease of $903 or 100.0%.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three months ended June 30,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage
Net revenue – e-commerce business	$—	$903	$(903)	(100.0)%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$—	$903	$(903)	(100.0)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended June 30, 2014 decreased to $0 from $903 for the three months ended June 30, 2013, a decrease of $903 or 100.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections in the future.

Debit Card Business

Our debit card business has not generated any revenue as of June 30, 2014.

Cost of Sales

Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the three months ended June 30, 2014 and 2013 were $nil.

Table of Contents	17

Gross Profit

Our gross profit for the three months ended June 30, 2014 decreased to $0 from $903 for the three months ended June 30, 2013, a decrease of $903 or 100.0%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the three months ended June 30, 2014 decreased to 0.0% from 100.0% for the three months ended June 30, 2013. Gross profit from the E-Commerce business amounted to $0 and $0 for the three months ended June 30, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended June 30, 2014 increased to $266,777 from $229,575 for the three months ended June 30, 2013, an increase of $37,202 or 16.2%.

Selling expenses for the three months ended June 30, 2014 decreased to $4,269 from $25,500 for the three months ended June 30, 2013, a decrease of $21,231 or 83.3%. The decrease was in line with the decrease in sales in our e-commerce business.

General and administrative expenses for the three months ended June 30, 2014 increased to $255,666 from $204,075 for the three months ended June 30, 2013, an increase of $51,591, or 25.3%. The increase was primarily due to increased professional expenses.

During the three months ended June 30, 2014 and 2013, loss from divestment of business in the amounts of $6,842 and $0 were recorded as operating expenses.

Comparison of six months ended June 30, 2014 and June 30, 2013

Revenues

We derive our revenues from our e-commerce business. We have not generated any revenue from our debit card business historically. Our net revenues for the six months ended June 30, 2014 decreased to $0 from $2,228 for the six months ended June 30, 2013, a decrease of $2,228 or 100.0%.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Six months ended June 30,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage
Net revenue – e-commerce business	$—	$2,228	$(2,228)	(100.0)%
Net revenue – debit card business	$—	$—	$—	—
Total Revenue	$—	$2,228	$(2,228)	(100.0)%

E-commerce Business

Our net revenues from e-commerce business for the six months ended June 30, 2014 decreased to $0 from $2,228 for the six months ended June 30, 2013, a decrease of $2,228 or 100.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections in the future.

Debit Card Business

Our debit card business has not generated any revenue as of June 30, 2014.

Cost of Sales

Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the six months ended June 30, 2014 and 2013 were both $0.

Table of Contents	18

Gross Profit

Our gross profit for the six months ended June 30, 2014 decreased to $0 from $2,228 for the six months ended June 30, 2013, a decrease of $2,228 or 100.0%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the six months ended June 30, 2014 decreased to 0% from 100.0% for the six months ended June 30, 2013.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the six months ended June 30, 2014 decreased to $482,653 from $577,136 for the six months ended June 30, 2013, a decrease of $94,483 or 16.4%.

Selling expenses for the six months ended June 30, 2014 decreased to $10,105 from $40,646 for the six months ended June 30, 2013, a decrease of $30,541 or 75.1%. The decrease was in line with the decrease in sales in our e-commerce business. Selling expenses from the meat distribution business amounted to $10,590 and $21,376 for the six months ended June 30, 2014 and 2013, respectively and were included in net income from discontinued operations.

General and administrative expenses for the six months ended June 30, 2014 decreased to $465,706 from $536,490 for the six months ended June 30, 2013, a decrease of $70,784, or 13.2%. The decrease was primarily due to decreased operating expenses from decreased operating.

During the six months ended June 30, 2014 and 2013, loss from divestment of business in the amounts of $6,842 and $0 were recorded as operating expenses.

Liquidity and Capital Resources

Cash flows

	Six months ended June 30,
Net cash generated from /(used in)	2014	2013

Operating activities	$(124,842)	$(447,437)
Investing activities	$(2,506)	$—
Financing activities	$42,018	$722,276
Net increase (decrease) in cash	$(85,330)	$274,839

Operating Activities

The net cash used in operating activities was $124,842 for the six months ended June 30, 2014, which was primarily due to our net loss of $707,294, increase of other receivables of $17,189, more purchase of inventories of $137,994, , offset by decrease of advance to suppliers of $366,747, increase in change in fair value of derivative liabilities of $170,815, and increase in accrued expenses of $68,597.

The net cash used in operating activities was $447,437 for the six months ended June 30, 2013, which was primarily due to our net loss of $352,951, increase of inventories of $51,970, increase of advance to suppliers of $263,180, and decreases in payable to Caesar Capital Management Ltd. of $27,320, partially offset by decrease of accounts receivable of $110,296, and increase in accounts payable of $37,998.

Investing Activities

The net cash used in investing activities was $2,506 for the six month ended June 30, 2014 and was cash decreased due to disposal of Beitun on April 1, 2014.

The net cash generated from or used in investing activities was zero for the six month ended June 30, 2013.

Table of Contents	19

Financing Activities

The net cash generated from financing activities was $42,018 for the six months ended June 30, 2014, which was due to proceeds from related parties of $1,139,566, proceeds from convertible notes of $129,695, and offset by payments to related parties of $1,162,395 and payments to third party loans of $64,848.

The net cash generated from financing activities was $722,276 for the six months ended June 30, 2013, which was due to proceeds from related parties of $2,777,285 and proceeds from third party debt of $55,650, offset by payments to related parties of $2,110,659.

Capital Resources

As of June 30, 2014, we had cash of $13,757 on hand. We had negative cash flows from our operations for the six months ended June 30, 2014. As of June 30, 2014, we had outstanding loans of $359,666 due to Mr. Jianmin Gao, our director and executive officer.

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

Lease commitments

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate is $30,831 with a 36-month term. This lease expires on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expires on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $270,288 and $190,020 for the six months ended June 30, 2014 and 2013, respectively. Rent expenses totaled $135,144 and $95,010 for the three months ended June 30, 2014 and 2013, respectively.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expires on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $17,070 and $11,538 for the six months ended June 30, 2014 and 2013, respectively. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended June 30, 2014 and 2013, respectively.

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

Table of Contents	20

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

During management’s evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of June 30, 2014:

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

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2014 were not effective.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Table of Contents	21

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.		Description

10.1		Agreement to Transfer Shares of Beijing Beitun Commerce & Trade Co., Ltd. dated April 1, 2014, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2014
10.1		Intent to Merger Agreement dated July 18, 2014, by and among Consumer Capital Group, Inc. and Shenzhen Zhongying Yunshang Technology Company Limited, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 19, 2014.
31.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)
32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Table of Contents	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2014	Consumer Capital Group, Inc.

	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Table of Contents	23