Form 10-Q
period 2014-09-30
Consumer Capital Group, Inc.
filed 2014-11-19
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 19,234,386 shares of common stock, par value $0.0001 per share, outstanding as of November 19, 2014.

CONSUMER CAPITAL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$11,507	$101,685
Accounts receivable	—	363,622
Inventories	—	762,462
Advance to suppliers	—	915,748
Prepaid expenses	24,160	107,144
Other receivables	43,574	10,598
Total current assets	79,241	2,261,259

Property and equipment, net	16,920	30,588
Other assets	100,539	132,445
Total noncurrent assets	117,459	163,033

Total assets	$196,700	$2,424,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$106,938	$660,581
Accrued liabilities	66,096	29,278
Taxes payable	3,174	13,253
Other payables	179,935	88,537
Payable to Caesar Capital Management Ltd.	83,966	79,038
Convertible note, net of $0 debt discount as of September 30, 2014 and December 31, 2013	94,000	121,000
Short term debt	277,241	189,451
Related party payables	1,114,214	2,395,520
Derivative liability	3,125,041	—
Total current liabilities	$5,050,605	$3,576,658

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,085,929 and 19,068,889 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	$1,907	$1,907
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	3,034,041	2,973,225
Accumulated other comprehensive income	56,875	62,539
Accumulated deficit	(7,815,987)	(4,069,486)
Total Consumer Capital Group, Inc. stockholders' deficit	(4,853,905)	(1,162,556)
Non-controlling interest in subsidiary	—	10,190
Total stockholders' equity (deficit)	(4,853,905)	(1,152,366)
Total liabilities and stockholders' equity (deficit)	$196,700	$2,424,292

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.
The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Contents	1

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2014	2013	2014	2013
Net revenues - ecommerce	$—	$11,488	$—	$9,260
Total revenue	—	11,488	—	9,260
Gross profit	—	11,488	—	9,260

Operating expenses:
Selling expenses	19,371	58,133	9,266	17,487
General & administrative expenses	553,503	755,058	87,797	218,568
Loss from disposal of subsidiary	6,842	—	—	—
Total operating expenses	579,716	813,191	97,063	236,055
Operating loss	(579,716)	(801,703)	(97,063)	(226,795)

Other income	180	273,988	—	50,515
Other expense	(700)	(1,621)	(88)	(5)
Change in fair value of derivative liabilities	(3,085,366)	—	(2,914,550)	—
Interest expense (income)	(80,935)	3,271	(10,521)	5,352
Total other income (expenses)	(3,166,821)	275,638	(2,925,159)	55,862
Loss from continuing operations before taxes	(3,746,537)	(526,065)	(3,022,222)	(170,933)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(3,746,537)	(526,065)	(3,022,222)	(170,933)
Discontinued operations, net of income taxes	70	2,582	—	399
Net loss	(3,746,467)	(523,483)	(3,022,222)	(170,534)
Less: Net income attributable to Non-controlling interest	34	1,264	—	195
Net loss attributable to Consumer Capital Group, Inc.	$(3,746,501)	$(524,747)	$(3,022,222)	$(170,729)

Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	(3,746,571)	(527,329)	(3,022,222)	(171,128)
Discontinued operations, net of income taxes	70	2,582	—	399
Net loss attributable to Consumer Capital Group, Inc.	$(3,746,501)	$(524,747)	$(3,022,222)	$(170,729)

Basic and diluted loss per common share attributable to Consumer Capital Group, Inc.:
Continuing operations	$(0.20)	$(0.03)	$(0.16)	$(0.01)
Discontinued operations	—	—	—	—
Net loss attributable to Consumer Capital Group, Inc., stockholders	(0.20)	(0.03)	(0.16)	(0.01)

Weighted average number of common shares outstanding - basic and diluted (1)	19,074,401	19,068,889	19,077,629	19,068,889

Net loss	$(3,746,467)	$(523,483)	$(3,022,222)	$(170,534)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	9,278	(4,010)	481	(2,905)
Other comprehensive income (loss), net of tax	$9,278	$(4,010)	$481	$(2,905)
Comprehensive loss, net of tax	(3,737,189)	(527,493)	(3,021,741)	(173,439)
Comprehensive income (loss) attributable to non-controlling interest	10,190	1,264	—	(218)
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(3,747,379)	$(528,757)	$(3,021,741)	$(173,221)

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(3,746,467)	$(523,483)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	10,025	19,394
Amortization of debt discount	73,491	—
Change in fair value of derivative liabilities	3,085,366	—
Loss on disposal of subsidiary	6,841	—
Change in operating assets and liabilities:
Accounts receivable	10,829	52,038
Other assets	(1,528)	(33,784)
Other receivables	(237)	(2,499)
Inventories	(137,994)	(145,483)
Prepaid expenses	60,167	80,836
Advance to suppliers	366,747	178,685
Accounts payable	(17,785)	(24,958)
Accrued liabilities	37,011	33,171
Deferred revenue	—	(749)
Taxes payable	(9,488)	(6,147)
Payable to Caesar Capital Management Ltd.	4,467	(41,343)
Other payables	91,627	47,216
Cash flows used in operating activities	(166,928)	(367,106)

Investing Activities
Cash paid on disposal of subsidiary	(2,506)	—
Cash flows used in investing activities	(2,506)	—

Financing Activities
Proceeds from related parties	1,162,415	3,614,004
Payments to related parties	(1,162,395)	(3,299,713)
Proceeds from third party debt	154,048	163,070
Payments to third party debt	(64,852)	—
Cash flows provided by financing activities	89,216	477,361

Effect of exchange rate on cash and cash equivalents	(9,961)	3,124
Change in cash and cash equivalents during the period	(90,179)	113,379
Cash and cash equivalents at beginning of the period	101,686	174,247
Cash and cash equivalents at end of the period	$11,507	$287,626

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$73,491	$—
Conversion of convertible note	$27,000	$—
Settlement of derivative liabilities into additional paid-in capital	$33,816	$—

Supplemental disclosure of cash flow information
Income taxes paid	$23	$2,112
Interest expense paid	$—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Contents	3

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2014 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities

Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Contractual Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) VIE

On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the stockholder and managing director of Beitun.

Table of Contents	4

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

GOING CONCERN

The Company incurred net loss of approximately $3.75 million for the nine months ended September 30, 2014 and had an accumulated deficit of approximately $7.82 million as of September 30, 2014. The Company had a cash balance of $11,507 as of September 30, 2014. The Company financed its operations mainly through borrowings from directors and officers and from a shareholder. Payables to related parties amounted to $1,114,214 as of September 30, 2014. Payables to a shareholder Caesar Capital Management Ltd. amounted to $83,966 as of September 30, 2014. There are no formal agreements between the Company and the directors and officers. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowings from banking institutions or raising additional capital through new equity issuances. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming years as well as further develop its sales from its main business.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Table of Contents	5

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of September 30, 2014 and December 31, 2013, the cumulative translation adjustment of $56,875 and $62,539, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the nine months ended September 30, 2014 and 2013, the foreign currency translation adjustment to accumulated other comprehensive deficit was $9,278 and $(4,010), respectively. For the three months ended September 30, 2014 and 2013, the foreign currency translation adjustment to accumulated other comprehensive deficit was $481 and $(2,905), respectively.

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

Table of Contents	6

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Table of Contents	7

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accounts receivable	$—	$363,622
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$—	$363,622

NOTE 5 - INVENTORIES

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Finished goods - packaged food	$—	$762,462
Less: reserve for inventory	—	—
Total inventories	$—	$762,462

NOTE 6 – ADVANCES TO SUPPLIERS

As of September 30, 2014 and December 31, 2013, advances to suppliers consisted of the following:

	September 30, 2014	December 31, 2013

Advances to suppliers	$—	$915,748

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at September 30, 2014 and December 31, 2013.

NOTE 7 – SHORT-TERM DEBT

During the nine months ended September 30, 2014, the Company borrowed $154,048 from two third party individuals and repaid $64,852 to two third party individuals. The borrowings bear no interest and are due on demand. As of September 30, 2014 and December 31, 2013, the balance of the short-term debt was $277,241 and $189,451, respectively.

NOTE 8 - PAYABLE TO CAESAR CAPITAL MANAGEMENT LTD.

Caesar Capital Management Ltd. a shareholder of the Company, advanced $83,966 and $79,038 to the Company as of September 30, 2014 and December 31, 2013, respectively. The payable to Caesar Capital Management Ltd. included loan payables of $116,691 and money owed by Caesar of $32,725 as of September 30, 2014. The loan payables were borrowed by the Company for operating purposes, without collateral, and are due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extended or amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $3,193 and $3,193 have been accrued for the nine months ended September 30, 2014 and 2013, respectively. Interest expenses of $1,076 and $1,146 have been accrued for the three months ended September 30, 2014 and 2013, respectively.

Table of Contents	8

NOTE 9 – CONVERTIBLE NOTES

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Asher Note 1”). The cash proceeds of the promissory note were received on July 9, 2013.

The Asher Note 1 matured on April 10, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

On October 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $42,500 (the “Asher Note 2”). The cash proceeds of the promissory note were received on November 14, 2013.

The Asher Note 2 matured on July 16, 2014 and compounds annually and accrues at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.0001 per share, at an initial conversation price equal to 58% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. The Note is not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

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

On January 10, 2014, Asher Note 1 of $78,500 became convertible. On the same day, Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 4,098 shares of common stock at conversion price of $3.66 per share. On August 28, 2014, Asher Enterprises converted $12,000 of convertible loan Asher Note 1 into 12,942 shares of common stock at conversion price of $0.9272 per share. Asher Note 1 principal amounted $51,500 as of September 30, 2014.

On May 5, 2014, Asher Note 2 of $42,500 became convertible.

Table of Contents	9

As described in Note 10, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded debt discounts of $30,991 to Asher Note 1 and $42,500 to Asher Note 2 at the dates the notes became convertible. Amortization of the discount was recorded as a component of interest expense in the accompanying unaudited statements of operations and comprehensive income. Amortization of debt discount amounted to $73,491 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes amounted to $6,432 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Amortization of debt discount amounted to $9,444 and $0 for the three months ended September 30, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes amounted to $1,102 and $0 for the three months ended September 30, 2014 and 2013, respectively.

As of the date of the report, the remaining balances of Asher Note 1 and Asher Note 2 are unpaid and the Company has not received the default notice for both notes. Upon the receipt of default notice, the Company will be subject to 22% default interest rate from the date of default and all the default interest will be subject to conversion at the debt holder's request.

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

The conversion option embedded in the convertible debt contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liability	$3,125,041	—	—	$3,125,041

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2014	$—
Fair value of embedded conversion derivative liability at issuance charged to debt discount - Asher Note 1 and 2	73,491
Reclassification of derivative liability to additional paid-in capital due to conversion of Asher Note 1	(33,816)
Change in fair value of derivative liability	3,085,366
$3,125,041

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

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Table of Contents	10

Asher Note 1

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability

1/10/2014	21,448	78,500	119.33%	0.00%	0.06%	0.75	30,991
8/28/2014	68,486	63,500	253.54%	0.00%	0.03%	0.75	147,605
9/30/2014	835,903	51,500	254.85%	0.00%	0.03%	0.75	1,672,188

Asher Note 2

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability
5/5/20104	40,709	42,500	141.10%	0.00%	0.05%	0.75	113,343
9/30/2014	725,504	42,500	254.85%	0.00%	0.03%	0.75	1,452,855

NOTE 11 – STOCKHOLDERS’ EQUITY

As described in Note 9 and Note 10, on January 10, 2014, Asher Note I was converted into 4,098 shares of common stock at conversion price of $3.66 per share. Due to this conversion of debt, $5,922 derivative liability was reclassified into additional paid-in capital. On August 28, 2014, Asher Note I was converted into 12,942 shares of common stock at conversion price of $0.9272 per share. Due to this conversion of debt, $27,894 derivative liability was reclassified into additional paid-in capital.

As of September 30, 2014 and December 31, 2013, 19,085,929 and 19,068,889 shares were issued and outstanding, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company

Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Fanfei Liu	Daughter of Lingling Zhang *
Ms. Wei Guo	Stockholder and Managing Director of Beitun**

* Fenfei Liu changed her name from Shasha Liu to Fanfei Liu in December 2013.

**Beitun was sold on April 1, 2014 and Ms. Wei Guo was no longer a member of the management team since then. See Note 16 for additional information.

Table of Contents	11

b) The Company had the following related party balances at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Loan from Mr. Jianmin Gao	$370,540	$362,472
Loan from Ms. Fanfei Liu	$15,980	$15,980
Loan from Mr. Fei Gao	$719,864	$512,258
Loan from Ms. Wei Guo	$—	$1,496,980
Loan from Ms. Lingling Zhang	$7,830	$7,830
Total related party payables	$1,114,214	$2,395,520

The related party payables are non-interest bearing and have no specified maturity date. Mr. Jianmin Gao is the CEO of the Company. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the nine months ended September 30, 2014 and 2013, the Company borrowed $8,068 and $20,792 from Mr. Jianmin Gao and made payments of $0 and $0 back to him, respectively. For the nine months ended September 30, 2014 and 2013, the Company borrowed $207,604 and $351,727 from Mr. Fei Gao and made payments of $0 and $4,575 back to him, respectively. For the nine months ended September 30, 2014 and 2013, the Company did not make any borrowing from or repayment to Ms. Fanfei Liu. For the nine months ended September 30, 2014 and 2013, the Company borrowed approximately $0 and $3,000 from Ms. Lingling Zhang and made repayments of $0 and $0, respectively. The loan borrowed from Ms. Wei Guo was no longer a liability of the Company from April 1, 2014 due to the disposal of Beitun.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate was $30,831 with a 36-month term. This lease expired on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp. sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expired on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB276,971”). Rent expenses totaled $315,336 and $285,030 for the nine months ended September 30, 2014 and 2013, respectively. Rent expenses totaled $45,048 and $95,010 for the three months ended September 30, 2014 and 2013, respectively.  The Company stopped renting HuaMao Center in August 2014.

On August 20, 2014, America Arki Network Service Beijing Co. Ltd. entered into a lease agreement for an office facility in Beijing Chaoyang District, Wanda Center. The straight-line monthly gross rental rate is $1,540 under a 12-month term. The Company put a deposit of $3,095. Rent expenses related to this facility totaled $3,095 for the three and nine months ended September 30, 2014.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expired on October 31, 2013. Our monthly rental is $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $25,605 and $17,307 for the nine months ended September 30, 2014 and 2013, respectively. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended September 30, 2014 and 2013, respectively.

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

Loss from continuing operations before income taxes consists of:

	For the nine months ended September 30,
	2014	2013

Non-PRC	$(3,284,600)	$(162,556)
PRC	$(461,937)	$(363,509)
	$(3,746,537)	$(526,065)

The income tax expenses amounted to $23 and $947 for the nine months ended September 30, 2014 and 2013, respectively. The income tax expenses amounted to $0 and $133 for the three months ended September 30, 2014 and 2013, respectively.

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the nine months ended September 30, 2014 and 2013, there were no penalties and interest.

Table of Contents	13

NOTE 15 - LOSS PER SHARE

Basic and diluted loss per share for each of the periods presented are calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Numerator:
Net loss	$(3,022,222)	$(170,534)	$(3,746,467)	$(523,483)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	(3,022,222)	(170,729)	(3,746,501)	(524,747)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	19,077,629	19,068,889	19,074,401	19,068,889
Basic and diluted loss per share	$(0.16)	$(0.01)	$(0.20)	$(0.03)

For the nine months ended September 30, 2014 and 2013, there were no common stock equivalents  for computing diluted earnings per share.

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

The results of operations of Beitun, for all periods, were separately reported as “discontinued operations”. The loss on disposal of Beitun totaled $6,842, which was reported as “Loss from disposal of subsidiary” for the nine months ended September 30, 2014.

The operating results of Beitun for the three and nine months ended September 30, 2014 and 2013 classified as discontinued operations are summarized below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Sales	$—	$1,418,835	$1,142,840	$4,558,040
Cost of Goods Sold	—	1,401,248	1,127,786	4,506,053
Gross Profit	—	17,587	15,054	51,987
Operating Expenses	—	17,053	14,941	48,431
Other Income (Expense)	—	—	(20)	—
Income Tax Expense	—	133	23	974
Net loss	$—	$401	$70	$2,582

Table of Contents	14

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2014, Asher Enterprises converted $2,000 of Asher Note 1 into 32,468 shares of common stock at a conversion price of $0.06 per share. On October 15, 2014, Asher Enterprises converted $15,000 of Asher Note 1 into 72,886 shares of common stock at a conversion price of $0.21 per share. On October 20, 2014, Asher Enterprises converted $15,000 of Asher Note 1 into 43,103 shares of common stock at a conversion price of $0.35 per share.

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

Currently the Company and Zhongying Yunshang applied to have the Merger approved by Shenzhen City Longhua District Commerce Committee and registration modified by Administration for Industry and Commerce. The Company shall issue the Shares to LV Yong within twenty-five (25) business days, upon the Merger transaction is approved by relevant Chinese government agencies and registration modification is completed, as well as the audit of Zhongying Yunshang is completed by the Company’s independent registered public accountant. The Agreement shall become effective after LV Yong receives the Shares.

In addition, the Company is committed to raising $30,000,000 capital within ninety (90) days from the effective date of the Agreement and reaching certain milestones for its stock price. If the Company cannot complete the financing or reach the milestones for its stock price within twelve (12) months from the effective date of the Agreement, the Agreement will be deemed null and void since inception and any share transfer or issuance shall be returned. As of the report date, the Company has not merged with Zhongying YunShang.

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

We collaborate with Bank of Fuxin to issue cobranded debit cards. We plan to charge participating merchants a transaction fee of 1% to 5% for each purchase using our cobranded debit cards. We intend to give our cardholders cash rewards with their purchases through our online retail platform. As of September 30, 2014, our cooperation with Fuxin was very minimum. We are seeking to collaborate with other banks for debit card business cooperation. We have not realized any revenue from this segment of business. We do not expect to start our debit card operation in 2014.

Prior to April 2014, through Beijing Beitun Trading Co., Ltd. (“Beitun Trading”), we purchased meats from suppliers and distributed them to restaurants and food producers in China. On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the stockholder and managing director of Beitun. As a result of the sale of our equity in Beitun Trading, we no longer operate in the distribution of meat products.

Letter of Intent with Zhongying Yunshang Technology Company Limited

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

Table of Contents	16

In addition, the Company is committed to raise $30,000,000 capital within ninety (90) days of the effectiveness of the Agreement and reach certain milestones for its stock price. If the Company cannot complete the financing or reach the milestones for its stock price within twelve (12) months of the effectiveness of the Agreement, the Agreement will be deemed null and void since inception and any share transfer or issuance shall be returned. As of the report date, the Company has not merged with Zhongying YunShang.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2014 and September 30, 2013

Revenues

We derive our revenues from our e-commerce business. We have not generated any revenue from our debit card business historically. Our net revenues for the three months ended September 30, 2014 decreased to $0 from $9,260 for the three months ended September 30, 2013, a decrease of $9,260 or 100.0%.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three months ended September 30,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage

Net revenue – e-commerce business	$—	$9,260	$(9,260)	(100.0)%
Net revenue – debit card business	—	—	—	—
Total Revenue	$—	$9,260	$(9,260)	(100.0)%

E-commerce Business

Our net revenues from e-commerce business for the three months ended September 30, 2014 decreased to $0 from $9,260 for the three months ended September 30, 2013, a decrease of $9,260 or 100.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections in the future.

Debit Card Business

Our debit card business has not generated any revenue as of September 30, 2014.

Cost of Sales

Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the three months ended September 30, 2014 and 2013 were $nil.

Gross Profit

Our gross profit for the three months ended September 30, 2014 decreased to $0 from $9,260 for the three months ended September 30, 2013, a decrease of $9,260 or 100.0%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the three months ended September 30, 2014 decreased to 0.0% from 100.0% for the three months ended September 30, 2013. Gross profit from the E-Commerce business amounted to $0 and $9,260 for the three months ended September 30, 2014 and 2013, respectively.

Table of Contents	17

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the three months ended September 30, 2014 decreased to $97,063 from $236,055 for the three months ended September 30, 2013, a decrease of $138,992 or 58.9%.

Selling expenses for the three months ended September 30, 2014 decreased to $9,266 from $17,487 for the three months ended September 30, 2013, a decrease of $8,221 or 47.0%. The decrease was in line with the decrease in sales in our e-commerce business.

General and administrative expenses for the three months ended September 30, 2014 decreased to $87,797 from $218,568 for the three months ended September 30, 2013, a decrease of $130,771, or 59.8%. The decrease was primarily due to decreased professional expenses.

No loss from divestment of business was recorded for the three months ended September 30, 2014 and 2013.

Comparison of Results of Operations for the nine months ended September 30, 2014 and September 30, 2013

Revenues

We derive our revenues from our e-commerce business. We have not generated any revenue from our debit card business historically. Our net revenues for the nine months ended September 30, 2014 decreased to $0 from $11,488 for the nine months ended September 30, 2013, a decrease of $11,488 or 100.0%.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine months ended September 30,		Increase (decrease) in	Increase (decrease) in
	2014	2013	dollar amount	percentage

Net revenue – e-commerce business	$—	$11,488	$(11,488)	(100.0)%
Net revenue – debit card business	—	—	—	—
Total Revenue	$—	$11,488	$(11,488)	(100.0)%

E-commerce Business

Our net revenues from e-commerce business for the nine months ended September 30, 2014 decreased to $0 from $11,488 for the nine months ended September 30, 2013, a decrease of $11,488 or 100.0%. The decrease was primarily due to the diversion of attention of management from the existing operation of this segment as the Company is making changes to its current e-commerce business model. The Company is working to re-focus its e-commerce business on selling collections in the future.

Debit Card Business

Our debit card business has not generated any revenue as of September 30, 2014.

Cost of Sales

Cost and expenses associated with our e-commerce business, such as processing costs and transaction costs, are recognized as our selling expenses in our consolidated statements of operations and comprehensive income. Our cost of sales for the nine months ended September 30, 2014 and 2013 were both $0.

Table of Contents	18

Gross Profit

Our gross profit for the nine months ended September 30, 2014 decreased to $0 from $11,488 for the nine months ended September 30, 2013, a decrease of $11,488 or 100.0%. The decrease was primarily due to a decrease in sales from e-commerce business. Our gross profit margin for the nine months ended September 30, 2014 decreased to 0% from 100.0% for the nine months ended September 30, 2013.

Operating Expenses

Our operating expenses consist of selling expenses, and general and administrative expenses. Our total operating expenses for the nine months ended September 30, 2014 decreased to $579,716 from $813,191 for the nine months ended September 30, 2013, a decrease of $233,475 or 28.7%.

Selling expenses for the nine months ended September 30, 2014 decreased to $19,371 from $58,133 for the nine months ended September 30, 2013, a decrease of $38,762 or 66.7%. The decrease was in line with the decrease in sales in our e-commerce business.

General and administrative expenses for the nine months ended September 30, 2014 decreased to $553,503 from $755,058 for the nine months ended September 30, 2013, a decrease of $201,555, or 26.7%. The decrease was primarily due to decreased operating expenses from decreased operating.

During the nine months ended September 30, 2014 and 2013, loss from divestment of business in the amounts of $6,842and $0 were recorded as operating expenses.

Liquidity and Capital Resources

Cash Flows

	Nine months ended September 30,
Net cash generated from /(used in)	2014	2013

Operating activities	$(166,928)	$(367,106)
Investing activities	$(2,506)	$—
Financing activities	$89,216	$477,361
Net increase (decrease) in cash	$(90,179)	$113,379

Operating Activities

The net cash used in operating activities was $166,928 for the nine months ended September 30, 2014, which was primarily due to our net loss of $3,746,467, increase of other receivables of $237, more purchase of inventories of $137,994, offset by decrease of advance to suppliers of $366,747, increase in change in fair value of derivative liabilities of $3,085,366, and increase in accrued expenses of $37,011.

The net cash used in operating activities was $367,106 for the nine months ended September 30, 2013, which was primarily due to our net loss of $523,483, increase of inventories of $145,483, decrease in accounts payable of $24,958, and decrease in payable to Caesar Capital Management Ltd. of $41,343, partially offset by decrease of advance to suppliers of $178,685, decrease of prepaid expenses of $80,836, and decrease of accounts receivable of $52,038.

Investing Activities

The net cash used in investing activities was $2,506 for the nine months ended September 30, 2014 and was cash decreased due to disposal of Beitun on April 1, 2014.

The net cash generated from or used in investing activities was zero for the nine months ended September 30, 2013.

Table of Contents	19

Financing Activities

The net cash generated from financing activities was $89,216 for the nine months ended September 30, 2014, which was due to proceeds from related parties of $1,162,415, proceeds from third party debt of $154,048 and offset by payment to related parties of $1,162,395.

The net cash generated from financing activities was $477,361 for the nine months ended September 30, 2013, which was due to proceeds from related parties of $3,614,004 and proceeds from third party debt of $163,070, offset by payments to related parties of $3,299,713.

Capital Resources

As of September 30, 2014, we had cash of $11,507 on hand. We had negative cash flows from our operations for the nine months ended September 30, 2014. As of September 30, 2014, we had outstanding loans of $370,540 due to Mr. Jianmin Gao, our director and executive officer.

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

To the extent it becomes necessary to raise additional capital, we may seek to raise the fund by way of equity or debt offerings, or a combination thereof. We cannot guarantee that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investments.

Lease Commitments

On October 21, 2010, Arki (Beijing) E-commerce Technology Corp. (Arki Beijing), our wholly-owned subsidiary, entered into a lease agreement for an office facility expansion in the Beijing Chaoyang District, Hua Mao Center. The straight-line monthly gross rental rate was $30,831 with a 36-month term. This lease expired on October 20, 2013. On February 2, 2011, the Company entered into an amendment agreement that changed the lessee to be America Arki Network Service Beijing Co. Ltd., our wholly-owned subsidiary. In addition, Arki (Beijing) E-commerce Technology Corp sublet a portion of the office facility expansion where Arki (Beijing) E-commerce Technology Corp shared $6,259 of the monthly rent with a 33-month term. The sublease agreement expired on October 20, 2013. In the meantime, America Arki Network Service Beijing Co. Ltd. was obligated to pay for the remaining monthly rent of $24,572. On July 1, 2012, the two entities entered into an amendment agreement with the lessor, which increased the total monthly gross rental rate to approximately $31,670. In October 2013, the lease was renewed. The new lease started on October 21, 2013 and will expire on October 20, 2016. The new monthly rent is approximately $45,048 (“RMB 276,971”). Rent expenses totaled $315,336 and $285,030 for the nine months ended September 30, 2014 and 2013, respectively. Rent expenses totaled $45,048 and $95,010 for the three months ended September 30, 2014 and 2013, respectively.  The Company stopped renting HuaMao Center in August 2014.

On August 20, 2014, America Arki Network Service Beijing Co. Ltd. entered into a lease agreement for an office facility in Beijing Chaoyang District, Wanda Center. The straight-line monthly gross rental rate is $1,540 under a 12-month-term. The Company put a deposit of $3,095. Rent expenses totaled $3,095 for the three and nine months ended September 30, 2014.

On November 1, 2012, the Company entered into a lease agreement with a third party for the New York office. This lease expired on October 31, 2013. Our monthly rental was $1,923. In August 2013, the Company renewed the lease. The new lease started on November 1, 2013 and will expire on October 31, 2014. The new monthly rent is $2,845. Rent expense for the facility totaled $25,605 and $17,307 for the nine months ended September 30, 2014 and 2013, respectively. Rent expense for the facility totaled $8,535 and $5,769 for the three months ended September 30, 2014 and 2013, respectively.

Table of Contents	20

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

During management’s evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that we continued to have the following material weaknesses in our internal control over financial reporting as of September 30, 2014:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

•	The Company’s accounting personnel does not possess appropriate knowledge, experience and training in U.S. GAAP, and therefore faces significant difficulties in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, including but not limited to accounting for equity transactions.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2014 were not effective.

Table of Contents	21

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Table of Contents	22

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2014, Asher Enterprises converted $2,000 of Asher Note 1 into 32,468 shares of common stock at a conversion price of $0.06 per share. On October 15, 2014, Asher Enterprises converted $15,000 of Asher Note 1 into 72,886 shares of common stock at a conversion price of $0.21 per share. On October 20, 2014, Asher Enterprises converted $15,000 of Asher Note 1 into 43,103 shares of common stock at a conversion price of $0.35 per share. The shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.		Description

31.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)
32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Table of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2014	Consumer Capital Group, Inc.

	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Table of Contents	24