Form 10-K
period 2015-12-31
Consumer Capital Group, Inc.
filed 2016-05-04
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-54998

CONSUMER CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2517432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

136-82 39th Ave, 4th Floor, Unit B Flushing, New York	11354
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 395-8150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $62,396,586.

As of May 4, 2016, the registrant had 31,165,740 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporate by reference: None.

CONSUMER CAPITAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Consumer Capital Group, Inc. (“Consumer Capital,” or the “Company,” “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2015 and 2014 and the quarterly periods ended March 31, 2015, June 30, 2015, and September 30, 2015 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company’s first annual periodic filing with the Securities and Exchange Commission (the “Commission”) since the filing of its Annual Report on Form 10-K for the year ended December 31, 2013. Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended December 31, 2014 and 2015, which have not been previously filed with the Commission.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2015 and 2014, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods, including certain information for periods after September 30, 2014 and through the day of filing this report.

Background for Filing Delay: We were unable to file the above referenced periodic reports due to certain allegations disclosed in the Current Report on Form 8-K filed on May 29, 2015. Because of the allegations, Company was not able to complete its audit for the fiscal year ended December 31, 2014 until April 29, 2016 when the Company satisfied requests from its independent accounting firm in addressing the issue. An Investigation Committee formed by the Company internally also believes that the allegations to be without merit. This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

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

Table of Contents	1

PART I

Item 1. Business.

Overview

We have been primarily engaging in internet financing services since the first quarter of 2015. Prior to that, we operated an online retail platform in China at www.ccmus.com through Arki (Beijing) E-Commerce Technology Corp., our wholly owned subsidiary, and an online retail platform at www.ccgusa.com in the United States. In addition to e-commerce services, we tried to develop a debit card business, through America Arki Fuxin Network Management Co. Ltd., our wholly owned subsidiary. Prior to April 2014, we also operated our meat distribution business through Beijing Beitun Trading Co., Ltd., our 51% owned subsidiary. Through Beijing Beitun Trading Co., Ltd., we purchased meats from suppliers and distributed them to restaurants and food producers in China. On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. As a result of the sale of our equity in Beitun Trading, we no longer operate in the distribution of meat products. Because of the lack of sales generated on our two online retail platforms, we also ceased our E-commerce business in first quarter of 2015.

We currently operate our business through our variable interest entity, America Arki Network Service Beijing Co., Ltd, which holds 51% interest in America Arki (Tianjin) Capital Management Partnership (“Arki Tianjin”), a wealth management firm, and Shanghai Zhong Hui Financial Information Service Corp. (“Zhong Hui”), an online consumer finance platform that matches mass retail investors and companies that needs to raise capital through debt or equity financing.

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

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result, CCG California became our wholly-owned subsidiary, and the subsidiaries of CCG Delaware including America Pine (Beijing) Bio-Tech, Inc. (“America Pine”), Arki (Beijing) E-Commerce Technology Corp. (“Arki Beijing”), Beijing Beitun Trading Co., Ltd. (“Beitun”), and America Arki (Fuxin) Network Management Co. Ltd. (“Arki Fuxin”), all of which incorporated in China (collectively, the “PRC Subsidiaries”), became Mondas’s indirect subsidiaries. Arki (Beijing) E-Commerce Technology Corp. has a contractual relationship with America Arki Network Service Beijing Co., Ltd. (“Arki Network Service”), a PRC limited liability company, which is 100% owned by two of CCG California’s former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network Service are collectively referred to as the “CCG Group.”

Table of Contents	2

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

Our current principal offices are located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. Our trading symbol on the OTC Markets is “CCGN.”

CCG HISTORY AND ORGANIZATION

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

On November 26, 2010, CCG California formed Arki Fuxin as its wholly owned subsidiary.

Table of Contents	3

On November 29, 2010, CCG California received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beitun Trading, which engages in the wholesale distribution of various food and meat products. Beitun Trading has a registered capital of RMB500,000 (approximately $80,250), of which RMB255,000 (approximately $40,928) was contributed by CCG and RMB245,000 (approximately $39,323) was contributed by Wei Guo. On April 1, 2014, we sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the stockholder and managing director of Beitun. As of the date of this Annual Report, we have ceased our operation in the wholesale distribution of meat products.

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

Corporate Structure

Contractual Arrangements among Arki Beijing, Arki Network Service, and Arki Fuxin

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

As of December 31, 2015, we conduct substantially all of our internet finance business operations through Arki Fuxin, which holds substantial control over Arki Network Service’s operations through their contractual arrangements.

Table of Contents	4

Current Corporate Structure

The following diagram illustrates our corporate structure:

Our Business

From and after the closing of the Merger, our primary operations now consist of the business and operations of the CCG Group, which are primarily conducted in the PRC. CCG is a holding company that, prior to December 2010, through Arki (Beijing) E-Commerce Technology Corp. (“Arki Beijing”) and its subsidiary, Arki Network Service, operated a consumer e-commerce business in the PRC. Beginning in January 2015, the internet finance business operations are being conducted through America Arki (Fuxin) Network Management Co. Ltd., a PRC corporation (“Arki Fuxin”), Arki Network Service, and Arki Beijing through respective contractual arrangements among those parties. These contractual arrangements are necessary to comply with laws of the PRC limiting foreign ownership of companies that operate in the e-commerce space. Through such contractual arrangements, we have the ability to substantially influence Arki Network Service’s daily business operations and financial affairs, appoint its management, and approve all matters requiring stockholder approval.

CCG also owns 100% equity interests in America Pine (Beijing) Bio-Tech, Inc., a PRC corporation (“America Pine Beijing”), which currently does not have substantial operations.

Wealth Management Business

Arki Network Service through its subsidiary, Arki Tianjin, engages in wealth management business. Arki Tianjin operates its business on its crowdfunding platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. Bangnitou has a number of financial products that aims to generate annual return ranging from 8-12%. The platform allows retail investors to invest in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. Arki Tianjin generates its revenue through the performance of each financial product, as it keeps all return in excess of the return that is marketed to the retail investors for the product.

Table of Contents	5

Bangnitou focuses on offering fixed income products, which refer to projects that are distributed or managed by Arki Tianjin with potential prospective fixed rates of return and which mainly include investments in short-term loans to banks, bridge loans or currency exchange products either directly or via vehicles set up by Arki Tianjin. Arki Tianjin derived substantially all of its revenues from the return proceeds received from distribution of fixed income products in connection with the underlying product.

Peer-to-Peer Lending

Arki Network operates its peer-to-peer lending business through its subsidiary, Zhong Hui, which is an online consumer finance marketplace in the PRC connecting investors and corporate borrowers. Zhong Hui’s online platform automates key aspects of its operations and enables it to efficiently match borrowers with investors and execute loan transactions. Leveraging the extensive experience of its management team, Zhong Hui provides an effective solution to address largely underserved investor and corporate borrower demand in China. Borrowers and investors using Zhong Hui’s platform come from a variety of channels, including online sources, such as the internet and mobile applications, as well as offline sources, such as referrals from Zhong Hui’s on-the-ground sales network. Zhong Hui generates revenues primarily from fees charged for services in matching investors with corporate borrowers and for other services Zhong Hui provide over the life of a loan. Zhong Hui charges borrowers transaction fees for services provided through its platform in facilitating loan transactions, and charge investors service fees for using its automated investing tool or self-directed investing tool.

Competition

The online consumer finance marketplace industry in China is intensely competitive and we compete with other consumer finance marketplaces. Our key competitors include Yirendai, which is a public company listed on the NYSE, Ren Ren Dai and Lufax. In light of the low barriers to entry in the online consumer finance industry, more players may enter this market and increase the level of competition. We anticipate that more established internet, technology and financial services companies that possess large, existing user bases, substantial financial resources and established distribution channels may enter the market in the future.

We also compete with other financial products and companies that attract borrowers, investors or both. With respect to borrowers, we compete with other consumer finance marketplaces and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. Arki Tianjin holds the domain and ICP license to the website www.bangnitou.net, whereas Zhong Hui holds those to the website www.fubangdai.com. Both companies also hold the technologies for their respective mobile application.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Table of Contents	6

Marketing and Sales

A majority of our clients have come to us through referrals from existing clients and we believe word-of-mouth is an especially effective marketing tool for the wealth management product, as our product mainly targets retail investors. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word-of-mouth referrals. We also encourage our employees to introduce or recommend new clients to us by providing incentive bonus.

In addition to word-of-mouth and internal referrals and recommendations, we also enhance our brand recognition and attract potential high-net-worth clients through a variety of offline and online marketing methods:

Offline Marketing Activities. Both Arki Tianjin and Zhong Hui have sales force on the ground stationed in various cities throughout the PRC. We rely on the sales teams to reach out to our potential clients through cold phone calls or personal meetings. The sales force receives commission for successful generation of product subscription. In addition, we leverage their presence in local cities to promote and raise awareness of our products.

Online Marketing Activities. To further promote our brand, we also take advantage of the Internet and various mobile social network applications, such as Wechat and Weibo, through which we introduce basic products and services information, market research and updates to our members.

Insurance

We maintain property insurance policies covering certain equipment and other property that are essential to our business operation to safeguard against risks and unexpected events. We also provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do not maintain business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

Seasonality

We experience seasonality in our business, reflecting seasonal fluctuations in internet usage and traditional personal consumption patterns, as our individual borrowers typically use their borrowing proceeds to finance their personal consumption needs. For example, we generally experience lower transaction value on our online consumer finance marketplace during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year. Overall, the historical seasonality of our business has been mild due to our rapid growth but may increase further in the future. Due to our limited operating history, the seasonal trends that we have experienced in the past may not apply to, or be indicative of, our future operating results.

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Acquisition of China based P2P (peer-to-peer) lending company

On December 23, 2014, the Company and Shanghai Zhong Hui Financial Information Services Corp., a company established under the laws of People’s Republic of China (“Zhong Hui”), entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Zhong Hui (the “Acquisition”). Pursuant to the term of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain individuals affiliated with Zhong Hui (the “Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Zhong Hui.

Shanghai Zhong Hui Financial Information Services Corp. is established in May 2014. The company engages business through its website www.fubangdai.cn (“Fubangdai”), which is an internet-based platform that offers financing and investment opportunities for small to midsize business and investors, as well as other related asset management services.

P2P lending has been experiencing rapid growth since 2007. In 2013, P2P lending transaction volume nationwide crossed 80 billion RMB. Many industry insiders predicted growth in 2015 would be even stronger. However, due to lack of government regulations in China, some P2P lending companies have been operating without proper licenses and the creating negative publicity recently. P2P lending business in China is expected to subject to more strict scrutiny and new regulations from the government and authorities.

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

Table of Contents	12

Employees

As of April 27, 2016, we had approximately 52 full-time employees and no part-time employees.

Item 1A. Risk Factors.

We have a limited operating history in a new and evolving market, which makes it difficult to evaluate our future prospects.

The market for China’s online consumer finance marketplaces is new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. Potential borrowers and investors may not be familiar with this market and may have difficulty distinguishing our services from those of our competitors. Convincing potential new borrowers and investors of the value of our services is critical to increasing the volume of loan transactions facilitated through our marketplace and to the success of our business.

We launched our online marketplace in 2015 and have a limited operating history. As our business develops or in response to competition, we may continue to introduce new products or make adjustments to our existing products, or make adjustments to our business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

•	navigate an evolving regulatory environment;
•	expand the base of borrowers and investors served on our marketplace;
•	broaden our loan product offerings;
•	enhance our risk management capabilities;
•	improve our operational efficiency;
•	cultivate a vibrant consumer finance ecosystem;
•	maintain the security of our platform and the confidentiality of the information provided and utilized across our platform;
•	attract, retain and motivate talented employees; and
•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and investors about the value of our platform and services, if the market for our marketplace does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

If we are unable to maintain or increase the volume of loan transactions facilitated through our marketplace or if we are unable to retain existing borrowers or investors or attract new borrowers or investors, our business and results of operations will be adversely affected.

Table of Contents	13

To maintain the high growth momentum of our marketplace, we must continuously increase the volume of loan transactions by retaining current participants and attracting more users. We intend to continue to dedicate significant resources to our user acquisition efforts, including establishing new acquisition channels, particularly as we continue to grow our marketplace and introduce new loan products. If there are insufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain capital through our marketplace and may turn to other sources for their borrowing needs and investors who wish to exit their investments prior to maturity on the secondary loan market may not be able to do so in a timely manner.

The overall transaction volume may be affected by several factors, including our brand recognition and reputation, the interest rates offered to borrowers and investors relative to market rates, the effectiveness of our risk control, the repayment rate of borrowers on our marketplace, the efficiency of our platform, the macroeconomic environment and other factors. In connection with the introduction of new products or in response to general economic conditions, we may also impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of loan volume. If any of our current user acquisition channels become less effective, if we are unable to continue to use any of these channels or if we are not successful in using new channels, we may not be able to attract new borrowers and investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors, and may even lose our existing borrowers and investors to our competitors. If we are unable to attract qualified borrowers and sufficient investor commitments or if borrowers and investors do not continue to participate in our marketplace at the current rates, we might be unable to increase our loan transaction volume and revenues as we expect, and our business and results of operations may be adversely affected.

The laws and regulations governing the peer-to-peer lending service industry in China are developing and evolving and subject to changes. If our practice is deemed to violate any PRC laws or regulations, our business, financial conditions and results of operations would be materially and adversely affected.

Due to the relatively short history of the peer-to-peer lending service industry in China, the regulatory framework governing our industry is under development by the PRC government. Currently, the PRC government has yet to officially promulgate any specific rules, laws or regulations to specially regulate the peer-to-peer lending service industry. On July 18, 2015 the PBOC together with nine other PRC regulatory agencies jointly issued a series of policy measures applicable to the online peer-to-peer lending service industry titled the Guidelines on Promoting the Healthy Development of Internet Finance, or the Guidelines. The Guidelines introduced formally for the first time the regulatory framework and basic principles for administering the peer-to-peer lending service industry in China.

The Guidelines call for active government support of China’s internet finance industry, including the online peer-to-peer lending service industry, and clarify the division of responsibility among regulatory agencies. The Guidelines specify that the China Banking Regulatory Commission, or the CBRC, will have primary regulatory responsibility for the online peer-to-peer lending service industry in China and state that online peer-to-peer lending service providers should operate as information intermediaries and are prohibited from engaging in illegal fund-raising and providing “credit enhancement services,” which we believe are generally perceived in the online peer-to-peer lending industry to mean providing guarantees to investors in relation to the return of loan principal and interest. This interpretation is based upon comments made at a public forum held on September 27, 2014, during which a senior CBRC officer mentioned several requirements that the CBRC is contemplating for future regulation of the peer-to-peer lending service industry, which include, among others, that a peer-to-peer lending service provider (i) is neither a credit intermediary bearing credit risk nor a transaction platform, but an information intermediary between lenders and borrowers, (ii) should not hold investors’ funds or set up any capital pools, and (iii) must not provide guarantees for lenders in relation to the loan principal and interest, or bear any system risk or liquidity risk. In addition to prohibiting illegal fund-raising and the provision of “credit enhancement services,” the Guidelines provide additional requirements for China’s internet finance industry, including the use of custody accounts with qualified banks to hold customer funds as well as information disclosure requirements, among others. However, the Guidelines only set out the basic principles for promoting and administering the online peer-to-peer lending service industry, and were not accompanied by any implementing rules. The Guidelines instead urge the relevant regulatory agencies to adopt implementing rules at the appropriate time.

Table of Contents	14

On December 28, 2015, the CBRC published a discussion draft of the Interim Administrative Measures for the Business Activities of Peer-to-Peer Lending Information Intermediaries, or the Draft Measures. The Draft Measures define the “peer-to-peer lending information intermediaries,” or the Information Intermediaries, as the financial information intermediaries that are engaged in peer-to-peer lending information business and provide lenders and borrowers with lending information services, such as information collection and publication, credit rating, information interaction and loan facilitation. In consistency with the Guidelines, the Draft Measures prohibit the Information Intermediaries from providing “credit enhancement services” or creating “capital pools,” and require, among other things, (i) that the Information Intermediary operating telecommunication services must apply for relevant telecommunication licenses; (ii) that the Information Intermediary intending to provide peer-to-peer lending information agency services (excluding its subsidiaries and branches) must make relevant filings and registrations with local financial regulatory authorities with which it is registered after obtaining business license; and (iii) that the name of Information Intermediary must contain the phrase “peer-to-peer lending information intermediary.”

The Draft Measures list the following businesses that an Information Intermediary must not, by itself or on behalf of a third party, participate in: (i) using its internet financing platform to finance itself or its affiliates; (ii) directly and indirectly collecting and consolidating funds from lenders; (iii) providing security or guarantee of principals and interests to lenders; (iv) advertising or introducing financing projects to non-real-name registered users; (v) extending loans, except as otherwise permitted by laws and regulations; (vi) dividing maturity periods of financing projects; (vii) selling bank wealth management products, securities firm assets management products, funds, insurance or trust products; (viii) mixing or bundling its business with, or acting as an agent for, the investment, sales, promotion or brokerage or other businesses of any other institutions, except as otherwise permitted by laws, regulations and applicable peer-to-peer lending rules; (ix) deliberately fabricating or exaggerating the veracity or profitability of financing projects, concealing their defects and risks, advertising or promoting with ambiguous languages or through other deceptive means, falsifying information or disseminating inaccurate or incomplete information to tarnish the reputations of others and to mislead lenders and borrowers; (x) providing peer-to-peer information agency services for financing projects of which the purpose is to invest in stock market; (xi) carrying on equity crowdfunding, in-kind crowdfunding or other similar business; and (xii) other activities prohibited by laws, regulations and relevant peer-to-peer lending rules.

The Draft Measures also set out certain additional requirements applicable to Information Intermediaries on, among other things, the real-name registration of lenders and borrowers, the limitation of offline business of Information Intermediaries, the risk control, cyber and information security, the limit of fund collection period (up to 10 business days), allocation of charges, personal credit management, file management, lenders and borrowers protection, prohibition on making decisions by Information Intermediaries on behalf of lenders, administration of electronic signatures and information disclosure.

Any violation of the Draft Measures by an Information Intermediary after they come into effect, may subject such Information Intermediary to certain penalties as determined by applicable laws, and regulations, or by relevant government authorities if the applicable laws and regulations are silent on the penalties. The applicable penalties may include but not limited to, criminal liabilities, warning, rectification, tainted integrity record and fines up to RMB30,000 (US$4,631).

It is uncertain when the Draft Measures would be signed into law and whether the final version would have any substantial changes to the current draft. If the Draft Measures are enacted as proposed, we may have to adjust our operating practices. For instance, we may need to modify the existing or develop a new process for investors who wish to use our automated investing tool to ensure that all the investment decisions are made and confirmed by investors as required by the Draft Measures, which may in turn cause us to incur additional operating expenses. The enactment of the Draft Measures may also materially impact our corporate governance practice and increase our compliance costs.

In addition to the Guidelines and the Draft Measures, there are certain other rules, laws and regulations relevant or applicable to the online peer-to-peer lending service industry, including the PRC Contract Law, the General Principles of the Civil Law of the PRC, and related judicial interpretations promulgated by the Supreme People’s Court. See “Item 4. Information on the Company—B. Business Overview—Regulation—Regulations Relating to Online Peer-to-Peer Lending.”

Table of Contents	15

To comply with existing rules, laws, regulations and governmental policies relating to the peer-to-peer lending service industry, we have implemented various policies and procedures, which we believe set the best practice in the industry, including, without limitation, the following: (i) we do not use our own capital to invest in loans facilitated through our online marketplace; (ii) we do not commit to provide guarantees to investors under any agreement for the full return of loan principal and interest; (iii) we do not hold investors’ funds and funds loaned through our platform are deposited into and settled by a third-party custody account managed by a qualified bank, China Guangfa Bank; (iv) we have obtained the internet information services license, or the ICP license, as an internet information provider from the relevant local counterpart of the Ministry of Industry and Information Technology in accordance with applicable laws; (v) we fully disclose on our website all relevant information to investors and borrowers, such as disclosure to borrowers regarding interest rates, payment schedule, transaction fees, and other charges and penalties; and (vi) we have been making strong effort to maintain the security of our platform and the confidentiality of the information provided and utilized across our platform. However, due to the lack of detailed rules and the fact that the rules, laws and regulations are expected to continue to evolve in this newly emerging industry, we cannot be certain that our existing practices would not be deemed to violate any existing or future rules, laws and regulations.

In particular, we cannot rule out the possibility that some of the services we provide to investors, such as the automated investing tool and our services to a trust, might be viewed as not being in full compliance. Our automated investing tool automatically allocates committed funds from multiple investors among multiple approved borrowers, which goes beyond the simple one-to-one matching between investors and borrowers and could be viewed as violating some of these requirements. In addition, if our automated investing tool fails to match committed investors with approved borrowers in a timely manner, we might be deemed to hold investors’ funds and form a capital pool incidentally.

Moreover, although the Guidelines prohibit online peer-to-peer lending service providers from providing “credit enhancement services,” it is uncertain how the “credit enhancement services” mentioned in the Guidelines will be interpreted due to the lack of detailed implementing rules in the Guidelines. However, given (i) the prohibition by the Draft Measures on providing security or guarantee of principals and interests to lenders, and (ii) the requirements mentioned by the CBRC officer during the public forum held on the September 27, 2014, we believe it is generally perceived in the online peer-to-peer lending industry to mean providing guarantees to investors in relation to the return of loan principal and interest. Under our risk reserve fund arrangement, if a loan is delinquent for a certain period of time, we may withdraw a sum from the risk reserve fund to repay investors the principal and accrued interest for the defaulted loan unless the risk reserve fund is depleted. In order to continue to attract new and retain existing investors and to remain consistent with the current industry practice in China, our current risk reserve funding policy aims to have sufficient cash in the risk reserve fund to cover expected payouts, which is based on our current business intention but not legal obligation. Subject to the terms and limits in our agreements with investors, we currently allow investors to fully recover their outstanding principal and accrued interest in the event of loan default. We intend to continue this practice for the foreseeable future. However, as the industry continues to evolve and becomes more sophisticated and our business develops, we may revisit our policy or the terms on which we offer the risk reserve fund service such that investors may recover less than 100% of the outstanding principal and accrued interest of the defaulted loan. Although the purpose of the risk reserve fund is to limit investor losses due to borrower defaults and not to provide investors with guarantees in relation to the return of loan principal and interest, we cannot rule out the possibility that our current risk reserve fund model or any variations thereof might be viewed by the PRC regulatory bodies as providing, to a certain extent, a form of guarantee or otherwise a form of “credit enhancement service” prohibited under the Guidelines. Furthermore, if the risk reserve fund is viewed by the PRC regulatory bodies as providing a form of guarantee, under the Provisions on Several Issues Concerning Laws Applicable to Trials of Private Lending Cases, or the Private Lending Judicial Interpretations, issued by the Supreme People’s Court on August 6, 2015 and being effective on September 1, 2015, if requested by the investor with the court, we may be required to assume the obligations as to the defaulted loan as a guarantor.

Table of Contents	16

As of the date of this annual report, we have not been subject to any material fines or other penalties under any PRC laws or regulations including those governing the peer-to-peer lending service industry in China. The Guidelines do not set out the liabilities that will be imposed on the service providers who fail to comply with the principles and requirements contained thereunder, nor do other applicable rules, laws and regulations contain specific liability provisions specially as to the peer-to-peer lending platform or similar online marketplace like us. However, if our practice is deemed to violate any rules, laws or regulations, we may face injunctions, including orders to cease illegal activities, and may be exposed to other penalties as determined by the relevant government authorities as well. If such situations occur, our business, financial condition and prospects would be materially and adversely affected. In addition, given the evolving regulatory environment in which we operate, we cannot rule out the possibility that the PRC government will institute a licensing regime covering our industry. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

If our loan products do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We incur expenses and consume resources upfront to develop, acquire and market new loan products. New loan products must achieve high levels of market acceptance in order for us to recoup our investment in developing, acquiring and bringing them to market.

Our existing or new loan products and changes to our platform could fail to attain sufficient market acceptance for many reasons, including but not limited to:

•	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;
•	borrowers and investors using our platform may not like, find useful or agree with any changes;
•	our failure to properly price new loan products;
•	defects, errors or failures on our platform;
•	negative publicity about our loan products or our platform’s performance or effectiveness;
•	views taken by regulatory authorities that the new products or platform changes do not comply with PRC laws, rules or regulations applicable to us; and
•	the introduction or anticipated introduction of competing products by our competitors.

We cannot rule out the possibility that there may be a mismatch between the investor’s expected timing of exit and the maturity date of the loans to which the automated investing tool allocates the investor’s funds. Investors using our automated investing tool typically invest for a shorter period than the terms of the underlying loans. If we are unable to find another investor to take over the remainder of the loans from the original investor that uses our automated investing tool at the time of his expected exit, then the original investor will have to remain invested in the loans and his expectation of liquidity would not be satisfied. If such mismatches occur in a widespread manner, investor acceptance of or satisfaction with our automatic investing tool would be adversely impacted.

If our new loan products do not achieve adequate acceptance in the market, our competitive position, results of operations and financial condition could be harmed.

If we do not compete effectively, our results of operations could be harmed.

Table of Contents	17

The online consumer finance marketplace industry in China is intensely competitive and evolving. We compete with a large number consumer finance marketplaces. We also compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts, real estate and alternative asset classes.

Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms. Our competitors may also have longer operating histories, more extensive borrower or investor bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Our competitors may be better at developing new products, offering more attractive investment returns or lower fees, responding faster to new technologies and undertaking more extensive and effective marketing campaigns. In response to competition and in order to grow or maintain the volume of loan transactions facilitated through our marketplace, we may have to offer higher investment return to investors or charge lower transaction fees, which could materially and adversely affect our business and results of operations. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our marketplace could stagnate or substantially decline, we could experience reduced revenues or our marketplace could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and investors to our marketplace. Successful promotion of our brand and our ability to attract qualified borrowers and sufficient investors depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our marketplace. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Our reputation may be harmed if information supplied by borrowers is inaccurate, misleading or incomplete, including if the borrowers use the loan proceeds for purposes other than as originally provided.

Borrowers supply a variety of information that is included in the loan listings on our marketplace. We do not verify all the information we receive from borrowers, and such information may be inaccurate or incomplete. For example, we often do not verify a borrower’s home ownership status or intended use of loan proceeds, and the borrower may use loan proceeds for other purposes with increased risk than as originally provided. Moreover, investors do not, and will not, have access to detailed financial information about borrowers. If investors invest in loans through our platform based on information supplied by borrowers that is inaccurate, misleading or incomplete, those investors may not receive their expected returns and our reputation may be harmed. Moreover, inaccurate, misleading or incomplete borrower information could also potentially subject us to liability as an intermediary under the PRC Contract Law.

Fraudulent activity on our marketplace could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease.

Table of Contents	18

We are subject to the risk of fraudulent activity both on our marketplace and associated with borrowers, investors and third parties handling borrower and investor information. Our resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity could negatively impact our brand and reputation, reduce the volume of loan transactions facilitated through our platform and lead us to take additional steps to reduce fraud risk, which could increase our costs. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management’s attention and cause us to incur additional expenses and costs. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be materially and adversely affected.

Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and third-party service providers. Our business depends on our employees and third-party service providers to interact with potential borrowers and investors, process large numbers of transactions and support the loan collection process, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with borrowers and investors through our marketplace is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages and subject to regulatory actions and penalties.

Furthermore, as we rely on certain third-party service providers, such as third-party payment platforms and custody and settlement service providers, to conduct our business, if these third-party service providers failed to function properly, we cannot assure you that we would be able to find an alternative in a timely and cost-efficient manner or at all. Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and investors, inability to attract borrowers and investors, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations. borrowers from participating in our marketplace, which may adversely affect our business.

A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

Table of Contents	19

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability and desire to invest in loans. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China’s economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and surrounding Asian countries. If present Chinese and global economic uncertainties persist, many of our investors may delay or reduce their investment in the loans facilitated through our platform. Adverse economic conditions could also reduce the number of qualified borrowers seeking loans on our platform, as well as their ability to make payments. Should any of these situations occur, the amount of loans facilitated through our platform and our net revenues will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Our platform collects, stores and processes certain personal and other sensitive data from our borrowers and investors, which makes it an attractive target and potentially vulnerable to cyber attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our platform could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and investors could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2014 and 2015, we identified “material weaknesses,” and other control deficiencies including significant deficiencies in our internal control over financial reporting. We also have a history of not filing our periodic reports in a timely manner. As defined in the standards established by the Public Company Accounting Oversight Board of the United States, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

One material weakness that has been identified related to our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements. The other material weakness that has been identified related to our lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP.

Table of Contents	20

We have implemented a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2014. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the increasing traffic on our platform. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in internet usage.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be adversely affected. Furthermore, if internet access fees or other charges to internet users increase, our user traffic may decline and our business may be harmed.

Our platform and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for borrowers and investors using our platform, delay introductions of new features or enhancements, result in errors or compromise our ability to protect borrower or investor data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of borrowers or investors or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in China, the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits.

Table of Contents	21

Additionally, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and results of operations may be materially and adversely affected.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this annual report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including risk management, software engineering, financial and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and investors could diminish, resulting in a material adverse effect to our business.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

We do not have any business insurance coverage.

Table of Contents	22

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. Currently, we do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our platform.

Our business could also be adversely affected by the effects of Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome, or SARS, or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Risks Related to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to Arki Network Services, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Guidance Catalog of Industries for Foreign Investment promulgated in 2007, as amended in 2011 and in 2015, respectively, and other applicable laws and regulations.

Table of Contents	23

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company, Arki Network Services are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Arki Network Services, revoking the business licenses or operating licenses of Arki Network Services, shutting down our servers or blocking our online platform, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our initial public offering to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of Arki Network Services, and/or our failure to receive economic benefits from Arki Network Services, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP.

Any failure by Arki Network Services, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If Arki Network Services, our consolidated variable interest entity, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of Arki Network Services were to refuse to transfer their equity interest in Arki Network Services to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected. See “—Risks Related to Doing Business in China—Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to you and us.”

Table of Contents	24

The shareholders of Arki Network Services, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Arki Network Services, our consolidated variable interest entity, are held by Mr. Jianmin Gao, our President, CEO and Chairman of the Board, and Fei Gao, COO and Dirctor. Their interests in Arki Network Services may differ from the interests of our company as a whole. These shareholders may breach, or cause Arki Network Services to breach, the existing contractual arrangements we have with them and Arki Network Services, which would have a material adverse effect on our ability to effectively control Arki Network Services and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Arki Network Services to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive option agreement with these shareholders to request them to transfer all of their equity interests in Arki Network Services to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the shareholders of Arki Network Services, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

We may lose the ability to use and benefit from assets held by Arki Network Services, our consolidated variable interest entity, that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Arki Network Services, our consolidated variable interest entity, holds certain assets that are material to the operation of our business, including domain names and an ICP license. Under the contractual arrangements, our consolidated variable interest entity may not and its shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event Arki Network Services’s shareholders breach the these contractual arrangements and voluntarily liquidate Arki Network Services, or Arki Network Services declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Arki Network Services undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

Substantially all of our operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

Table of Contents	25

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.

The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

In particular, PRC laws and regulations concerning the peer-to-peer lending service industry are developing and evolving. Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoid conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the peer-to-peer lending service industry in the future, such as the Draft Measures. See “—Risks Related to Our Business—The laws and regulations governing the peer-to-peer lending service industry in China are developing and evolving and subject to changes. If our practice is deemed to violate any PRC laws or regulations, our business, financial conditions and results of operations would be materially and adversely affected.” We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, developments in the peer-to-peer lending service industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies that may limit or restrict online consumer finance marketplaces like us, which could materially and adversely affect our business and operations. Furthermore, we cannot rule out the possibility that the PRC government will institute a licensing regime covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

Table of Contents	26

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The MOC published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOC is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs. Once an entity is considered to be an FIE, it may be subject to the foreign investment restrictions or prohibitions set forth in a “negative list” to be separately issued by the State Council later. If an FIE proposes to conduct business in an industry subject to foreign investment “restrictions” in the “negative list,” the FIE must go through a market entry clearance by the MOC before being established. If an FIE proposes to conduct business in an industry subject to foreign investment “prohibitions” in the “negative list,” it must not engage in the business. However, an FIE that is subject to foreign investment “restrictions,” upon market entry clearance, may apply in writing for being treated as a PRC domestic investment if it is ultimately “controlled” by PRC government authorities and its affiliates and/or PRC citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a “negative list,” to be separately issued by the State Council at a later date, if the FIE is engaged in an industry listed in the negative list. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the MOC, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

Table of Contents	27

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

If the enacted version of the Foreign Investment Law and the final “negative list” mandate further actions, such as MOC market entry clearance or certain restructuring of our corporate structure and operations, to be completed by companies with existing VIE structure like us, there may be substantial uncertainties as to whether we can complete these actions in a timely manner, or at all, and our business and financial condition may be materially and adversely affected.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from an investment implementation report and an investment amendment report that are required for each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MITT, and the Ministry of Public Security). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

Our online marketplace, operated by our consolidated variable interest entity, Arki Network Services, may be deemed to be providing commercial internet information services, which would require Arki Network Services to obtain an ICP License. An ICP License is a value-added telecommunications business operating license required for provision of commercial internet information services. Arki Network Services, our PRC consolidated variable interest entity has obtained an ICP license as an internet information provider. Furthermore, as we are providing mobile applications to mobile device users, it is uncertain if Arki Network Services will be required to obtain a separate operating license in addition to the ICP License. Although we believe that not obtaining such separate license is in line with the current market practice, there can be no assurance that we will not be required to apply for an operating license for our mobile applications in the future.

Table of Contents	28

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, issued by the MITT in July 2006, prohibits domestic telecommunication service providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to this circular, either the holder of a value-added telecommunication services operation permit or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The circular also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Arki Network Services owns the relevant domain names in connection with our value-added telecommunications business and has the necessary personnel to operate our website. If an ICP License holder fails to comply with the requirements and also fails to remedy such non-compliance within a specified period of time, the MITT or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP License.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our initial public offering and the concurrent private placement to make loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds from our initial public offering and the concurrent private placement to fund our PRC subsidiary by making loans to or additional capital contributions to our PRC subsidiary, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiary to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOC or its local counterpart and the amount of registered capital of such foreign-invested company.

Table of Contents	29

We may also decide to finance our PRC subsidiary by means of capital contributions. These capital contributions must be approved by the MOC or its local counterpart. On March 30, 2015, SAFE promulgated Circular 19, which expands a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises nationwide. Circular 19 came into force and replaced both previous Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows all foreign-invested enterprises established in the PRC to use their foreign exchange capitals to make equity investment and removes certain other restrictions provided in Circular 142. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 19 could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the cash provided by our offshore financing activities to fund the establishment of new entities in China by our PRC subsidiary, to invest in or acquire any other PRC companies through our PRC subsidiary, or to establish new variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from our initial public offering and our private placement and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Table of Contents	30

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted options or other awards are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

Risks Related to Our Common Stock

Our Common Stock has limited public trading market

There is no established public trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We are not likely to pay dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

Our Common Stock may be subject now and in the future to the SEC’s “Penny Stock”

Table of Contents	31

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

We may incur significant costs to comply with U.S. corporate governance and accounting requirements

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including but not limited to requirements under the Sarbanes-Oxley Act of 2002. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our current principal executive offices are located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date

136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354	Company headquarters	170	Expires on December 31, 2015
2 Guanghua Road, Building 4, Suite 1101 and Suite 1105, Chaoyang District, Beijing, China	PRC operations headquarter	4300	Expires on December 26, 2016

Our principal executive office is located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354, and our telephone number is (718) 395-8150. As of April 27, 2016, the Company leased its office space for $1200 per month.

America Arki Network Service Beijing Co. Ltd, Company’s variable interest entity in PRC, rents its office space in Beijing, China. The current lease term for the office space is from December 27, 2015 to December 25, 2016. The monthly rent is approximately $13000.

Table of Contents	32

Item 3. Legal Proceedings.

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Except as set forth below, there are no other proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable.

Table of Contents	33

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets under the symbol “CCGN”.  As of April 26, 2016, the closing price for our common stock was $3.00 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Fiscal Year 2016	High		Low

First Quarter		$4.77		$1.72
Second Quarter		$4.48		$3.00
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Fiscal Year 2015	High	Low

First Quarter	$1.19	$0.30
Second Quarter	$3.22	$0.30
Third Quarter	$5.39	$2.50
Fourth Quarter	$5.57	$1.72

Fiscal Year 2014	High	Low

First Quarter	$14.39	$6.29
Second Quarter	$9.50	$2.50
Third Quarter	$5.00	$1.00
Fourth Quarter	$2.05	$0.2

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

Holders of Our Common Stock

As of April 27, 2016, we had approximately 6,589 shareholders of record of our common stock.

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

Table of Contents	34

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

On September 24, 2015, pursuant to the Share Exchange Agreement between the Company and Zhong Hui, the Company acquired 51% of the capital stock of Zhong Hui by issuing an aggregate of 10,000,000 shares of Company’s common stock to shareholders of Zhong Hui, valued at $1.00 per share. The issuance of the common stock has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 31, 2015, Company issued an aggregate of 1,357,300 shares of common stock to 28 investors pursuant to a Regulation S offering at a purchase price of $2.50 per share, or an aggregate offering price of $3,382,500. The common stocks issued in this offering were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by provisions of the Regulation S of the Securities Act of 1933.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal years ended December 31, 2015 and 2014, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS:

Table of Contents	35

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

Overview

We have been primarily engaging in internet financing services since first quarter of 2015. Prior to that, we operated an online retail platform in China at www.ccmus.com through Arki (Beijing) E-Commerce Technology Corp., our wholly owned subsidiary, and an online retail platform at www.ccgusa.com in the United States. In addition to e-commerce services, we tried to develop a debit card business, through America Arki Fuxin Network Management Co. Ltd., our wholly owned subsidiary. Prior to April 2014, we also operated our meat distribution business through Beijing Beitun Trading Co., Ltd., our 51% owned subsidiary. Through Beijing Beitun Trading Co., Ltd., we purchased meats from suppliers and distributed them to restaurants and food producers in China. On April 1, 2014, the Company sold its entire 51% equity of Beijing Beitun Trading Co. Ltd. As a result of the sale of our equity in Beitun Trading, we no longer operate in the distribution of meat products. Because of the lack of sales generated on our two online retail platforms, we also ceased our E-commerce business in first quarter of 2015.

We currently operate our business through our variable interest entity, America Arki Network Service Beijing Co., Ltd, which holds 51% interest in America Arki (Tianjin) Capital Management Partnership, a wealth management firm, and Shanghai Zhong Hui Financial Information Service Corp., an online consumer finance platform that matches mass retail investors and companies that needs to raise capital through debt or equity financing.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Table of Contents	36

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2015 and December 31, 2014, the cumulative translation adjustment of $(44,436) and $131,528, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2015 and 2014, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $(191,032) and $68,198, respectively.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

E-commerce Revenue Recognition

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, non-functional, product returns, and/or warranty defects are resolved between the customer and the vendor. The Company has no obligation for right of return and/or warranty for any of the sales completed using its website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenue was $Nil as of December 31, 2015 and 2014.

P2P platform Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $3,720,050 as of December 31, 2015.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

Table of Contents	37

Distribution Revenue Recognition

We record product sales and shipping revenues, net of return allowances, when the products are shipped and title passes to customers. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

DISCONTINUED OPERATIONS

On April 1, 2014, the Company sold its entire 51% equity interest of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun. See “Note 21 - DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2015 and 2014, the Company had no cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, accounts payable, accrued liabilities, other payables, related party payables, convertible note, short term debt and derivative liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, US GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payables, convertible note and short term debt approximates their fair value due to their short-term maturities.

The Company’s Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 15.

The Company has determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Table of Contents	38

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

Recent Accounting Pronouncements

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period”. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

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

Table of Contents	39

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus noncontingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. Retrospective application is permitted to all relevant prior periods. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. 2. Eliminate the presumption that a general partner should consolidate a limited partnership. 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales:

Table of Contents	40

	For The Years Ended December 31,
	2015	2014
Revenues	$5,025,558	$38,962

Operating expenses:
Selling expenses	2,565,109	9,484
General and administrative expenses	2,639,126	973,438
Business taxes	300,846	—
Total operating expenses	5,505,081	982,922

Operating loss	(479,523)	(943,960)

Provision for loan losses	915,982	—

Other income (expenses)
Other income	—	374,057
Interest income	5,324,704	—
Change in fair value of derivative liabilities	213,498	(359,056)
Loss on debt default	—	(31,250)
Other expense	(99,896)	—
Interest expense	(3,026,796)	(115,550)
Total other income (expenses)	2,411,510	(131,799)

Income (Loss) from continuing operations before taxes	1,016,105	(1,075,759)
Provision for income taxes	434,291	—
Net income (loss) from continuing operations	581,814	(1,075,759)
Discontinued operations
Income from discontinued operations, net of income taxes	—	70
Loss on disposal of subsidiary	—	(47,871)
Loss from discontinued operations, net of income taxes	—	(47,801)
Net income (loss)	581,814	(1,123,560)
Less: Net income attributable to Non-controlling interest	558,460	34
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)
Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	23,354	(1,075,793)
Discontinued operations, net of income taxes	—	(47,801)
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)

Basic and diluted earnings (loss) per common shares
Continuing operations	$0.00	$(0.06)
Discontinued operations	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted (1)	22,420,839	19,120,493

Comprehensive income (loss)
Net income (loss)	$581,814	$(1,123,560)
Foreign currency translation adjustment	(191,032)	68,198
Comprehensive income (loss), net of tax	$390,782	$(1,055,362)
Comprehensive income (loss) attributable to non-controlling interest	—	(757)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$390,782	(1,054,605)

Table of Contents	41

Fiscal Years Ended December 31, 2015 and 2014

Sale.

During the year ended December 31, 2015, we had sales of 5,025,558, compared to sales of $38,962 for the year ended December 31, 2014, an increase of $4,986,596. The significant sales increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $5,505,081 for the year ended December 31, 2015, compared to $982,922 for the year ended December 31, 2014, an increase of $4,522,159. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $973,438 for the year ended December 31, 2014 to $2,639,126 for the year ended December 31, 2015, an increase of $1,665,688. The increase is mainly attributed to the increase in expenses relating to the sales of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $2,639,126 for the year ended December 31, 2015, compared to $973,438 for the year ended December 31, 2014, an increase of $1,665,688. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Business Tax.

Business tax increased from $0 for the year ended December 31, 2014 to $300,846 for the year ended December 2015, an increase of $300,846.

Loss from operations.

As a result of the factors described above, operating loss was $178,677 for the year ended December 31, 2015, compared to operating loss of $943,960 for the year ended December 31, 2014, an increase of approximately $765,283.

Other income and expenses.

We did not generate any other income for the year ended December 31, 2015, compared to $374,057 for the year ended December 31, 2014. Our interest income was $5,324,705 for the year ended December 31, 2015, compared to $0 for the year ended December 31, 2014. We incurred 3,026,796 in interest expense for the year ended December 31, 2015, compared to $115,550 for the year ended December 31, 2014. Expenses from changes in the fair value of our derivative as a result of adopting ASC 82010 was an income of $213,498 for the year ended December 31, 2015, compared to a loss of $359,056 for the year ended December 31, 2014. We incurred $0 in loss on debt default for the year ended December 31, 2015, compared to $31,250 for the year ended 2014. The total other income was $411,510 for the year ended December 31, 2015, compared to a total expense of $131,799 for the year ended December 31, 2014.

Table of Contents	42

Income tax.

We received a tax credit of $434,291 for the year ended December 31, 2015, compared to $0 for the year ended December 31, 2014.

Net loss from continuing operations.

As a result of the factors described above, our net income from continuing operations for the year ended December 31, 2015 was $581,814, compared to net loss of $1,075,759 for the year ended December 31, 2014, an increase in loss of $1,657,576.

Net loss from discontinued operations.

Net loss from Beitun (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $47,801, respectively and were included in net loss from discontinued operations.

Net loss.

Our net income for the year ended December 31, 2015 was $581,814, compared to net loss of $1,123,560 for the year ended December 31, 2014, an increase of net income of $1,705,374. The increase is mainly due to the shift of our core business in 2015.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2015 was $191,032, compared to translation gain of $68,198 for the year ended December 31, 2014, a decrease of $122,834.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $23,354, or of $0.00 per share (basic and diluted), for the year ended December 31, 2015, compared to net loss of $1,123,594, or loss of $0.06 per share (basic and diluted), for the year ended December 31, 2014.

Liquidity and Capital Resources

All of our business operations are carried out by our PRC Subsidiaries, and all of the cash generated by our operations has been held by that entity. In order to transfer such cash to our parent entity, Consumer Capital Group, Inc., which is a Delaware corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, our PRC Subsidiaries would have to transfer funds to our parent entity.

PRC regulations relating to statutory reserves and currency conversion would impact our ability to transfer cash within our corporate structure. The Company Law of the PRC applicable to Chinese companies provides that net after tax income should be allocated by the following rules:

Table of Contents	43

1.	10% of after tax income to be allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital.
2.	If the accumulate balance of statutory surplus reserve is not enough to make up the Company’s cumulative prior years’ losses, the current year’s after tax income should be first used to make up the losses before the statutory surplus reverse is drawn.
3.	Allocation can be made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners.

Therefore, the Company is required to maintain a statutory reserve in China that limits any equity distributions to its shareholders. The maximum amount of the shareholders has not been reached. The company has never distributed earnings to shareholders and has consistently stated in the Company’s filings it has no intentions to do so.

The RMB cannot be freely exchanged into Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions.

These factors will limit the amount of funds that we can transfer from our PRC Subsidiaries to our parent entity and may delay any such transfer. In addition, upon repatriation of earnings of PRC Subsidiaries to the United States, those earnings may become subject to United States federal and state income taxes. We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations. Accordingly, taxes imposed upon repatriation of those earnings to the U.S. would reduce the net worth of the Company.

As of December 31, 2015, cash and cash equivalents were $2,739,145, compared to $40,729 at December 31, 2014, an increase of $2,698,416.

Fiscal Year ended December 31, 2015 Compared to Fiscal Year ended December 31, 2014

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31
	2015	2014
Net cash flows provided by operating activities	$2,629,493	$(546,261)
Net cash flows provided by (used in) investing activities	$(33,909,030)	$(632,451)
Net cash flows provided by financing activities	$34,080,173	$1,095,716

Net cash flow provided by operating activities was $2,629,493 for the year ended December 31, 2015, compared to $546,261 used by operating activities for the year ended December 31, 2014, an increase of $2,083,232. The increase in net cash flow provided by operating activities was mainly due to the shift of our core business and the sales generated from our new business.

Net cash flow used in investing activities was $33,909,030 for the year ended December 31, 2015, compared to $632,451 for the year ended December 31, 2014, an increase of $33,276,579. The increase is mainly due to less cash used in discontinued operations during the year ended December 31, 2015 compared to that of the same period last year.

Table of Contents	44

Net cash flow provided by financing activities was $34,080,173 for the year ended December 31, 2015, compared to $1,095,716 for the year ended December 31, 2014, an increase of $32,984,457. The increase in net cash flow provided by financing activities was mainly due to more cash provided by financings during the year ended December 31, 2015 compared to that of the same period last year.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2015 and 2014, our bank balances with the banks in U.S. exceeded the insured amount by $119,569 and $7,937, respectively. As of December 31, 2015 and 2014, our bank balances with the Banks in the PRC amounted to $641,229 and $32,792, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2015, the Company has one significant borrower, which accounted for 92% of total loan receivable balance. The aforementioned borrower paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

Lease commitments

On December 21, 2014, the Company entered into a one-year sublease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for its new principal executive office located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. Days Service previously entered into a 15-year lease agreement with Ming Seng & Associates, LLC and was the current tenant of 136-82 39th Ave, 4th Floor, Flushing, NY 11354, starting on November 1, 2014. Pursuant to the terms of the Lease, the Company agreed to pay a monthly rent of $1,200. The Lease started on January 1, 2015 and was renewed on January 1, 2016. The current lease will expire on December 31, 2016.

On December 20, 2014, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, Arki (Beijing) E-commerce Technology Corp. and America Arki Network Service Beijing Co. Ltd. The offices are located at Suite 1101 and Suite 1105, Building #4, Guanghua Road #2, Chaoyang District, Beijing, China. The lease agreement was renewed on December 27, 2015. The Company agreed to pay a monthly rent of approximately $13,000. The lease will expire on December 26, 2016.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Table of Contents	45

Item 8. Financial Statements and Supplementary Data .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 22, 2016, Company dismissed its previous independent registered public accounting firm, MaloneBailey, LLP (“MaloneBailey”). The audit report of MaloneBailey on the financial statements of the Company as of and for the fiscal years ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company. During the fiscal year ended December 31, 2013 and through September 30, 2014, (a) there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K except for the following:

In April 2015, MaloneBailey received information that could potentially affect the audit report during the fiscal year ended December 31, 2013 and financial statements through December 31, 2014 (the “Information”). The Information is in connection with the allegations disclosed in the Current Report on Form 8-K filed on May 29, 2015 and incorporated herein by reference. MaloneBailey requested documentations from the Company to address the Information and allegations but to date has been unsatisfied with the Company’s response and considers the matter unresolved and therefore is unable to complete the audit of the Company for the year ended December 31, 2014.

Concurrently on January 22, 2016, the Board of Directors of the Company appointed Dominic KF Chan & Co. (“Chan”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of Chan, neither the Company, nor someone on its behalf, has consulted Chan regarding: either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2013 through December 31, 2015. However, this assessment is as of December 31, 2015.

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

Table of Contents	46

Based on the evaluation as of December 31, 2015, for the reasons set forth below, our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2015, the Company determined that the following item constituted a material weakness:

a)	Inadequate segregation of duties. In various accounting processes, applications and systems we did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.
b)	Inadequate policies and procedures. We did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.
c)	Inadequate personnel. We had a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2015, we believe that our internal control over financial reporting was also ineffective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Our management has performed extensive procedures designed to ensure the reliability of our financial reporting.  Furthermore, we were able to engage subject matter specialists to support management in its efforts to complete our financial filings and get us current in our filing obligations under the Exchange Act.  Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the fiscal years ended December 31, 2015 and 2014.

Table of Contents	47

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period ended September 30, 2013, through December 31, 2015, nor were any changes made to our internal control over financial reporting from January 1, 2016 through the date of this annual report.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position	Director Since

Jianmin (“Jack”) Gao	62	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	2011
Fei Gao	36	Chief Operating Officer, Director	2011
Dong Yao	38	Chief Technology Officer, Director	2011

A brief description of the background and business experience of our directors and executive officers for the past five years is as follows:

Jianmin (“Jack”) Gao, 62, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002. We believe that Mr. Gao is qualified to serve on our Board of Directors because his experience in co-founding the Company’s China-based e-commerce platform and he brings a broad base of knowledge and experience in the commercial and investment banking industries.

Fei Gao, 36, Chief Operating Officer and Director. Mr. Gao, who is the son of Jianmin (“Jack”) Gao, is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007 and experience in managing and developing e-commerce business. We believes that Mr. Gao’s training in business management and experience in e-commerce business qualifies him to serve on our Board of Directors.

Dong Yao, 38, Chief Technology Officer and Director. Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. Mr. Yao has been the general technology manager in Beijing Meihangkai Internet Information Service Co., Ltd. since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000. We believe that Mr. Yao’s extensive experience in database development and management qualifies him to serve on our Board of Directors.

Table of Contents	48

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Mr. Jianmin Gao and Mr. Fei Gao are father and son.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Corporate Governance

Table of Contents	49

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports for the fiscal year ended December 31, 2015, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Jianmin (“Jack”) Gao	1	0	1
Fei Gao	1	0	1
Dong Yao	1	0	1

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Jianmin (“Jack”) Gao (1)	2015	$—	$—	$—	$—
Chief Executive Officer and Chief Financial Officer	2014	$—	$—	$—	$—
Fei Gao	2015	$24,000	$—	$—	$24,000
Chief Operating Officer	2014	$30,000	$—	$—	$30,000
Dong Yao	2015	$19,200	$—	$—	$19,200
Chief Technology Officer	2015	$19,200	$—	$—	$19,200

Employment Agreements

The Company does not have an employment agreement with any officer for their services as executive officers of the Company.

Table of Contents	50

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2015.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 27, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 27, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 4, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Jianmin Gao	9,106,439	29.22%
Fei Gao	2,276,609	7.3%
Dong Yao	4,553	0.01%
All officers and directors as a group (3 persons)	9,899,172	36.53%
5% shareholders:
Hanzhen Li	2,370,454	7.61%
Shanghai Zhong Hui Financial Informational Services Ltd. (2)	5,000,000	16.04%

(1)	Applicable percentages are based on 31,165,740 shares outstanding as of April 5, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Hanzhen Li is the president the Company and has the sole power to vote and dispose of the shares beneficially owned by Shanghai Zhong Hui.

Table of Contents	51

Arrangements Pursuant to which a Change in Control May Occur

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Company had the following related party balances at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Loan Balance from Mr. Jianmin Gao,	$561,798	$485,383
Loan Balance from Mr. Fei Gao	748,376	789,443
Loan Balance from Ms. Lihua Xiao	72,216	48,750
Loan Balance from Shanghai Huirong Asset Management LTD.(“Huirong”)	305,613	—
Total related party payables	$1,688,003	$1,323,576
Deferred cost to Huirong	$813,548	—

The related party payables are non-interest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the years ended December 31, 2015 and 2014, the Company borrowed $76,415 and $122,911from Mr. Jianmin Gao, President, CEO and Chairman of the Board, and made payments of $0 and $0 back to him, respectively.

For the years ended December 31, 2015 and 2014, the Company borrowed $0 and $277,185 from Mr. Fei Gao, COO and Director, and made payments of $41,067 and $0 back to him, respectively.

For the years ended December 31, 2014, the Company borrowed $1,600 from Ms. Lingling Zhang, former officer and director, and made repayments of $0 back to Ms. Lingling Zhang.

For the years ended December 31, 2015 and 2014, the Company borrowed $24,466 and $48,750 from Ms. Lihua Xiao, the General Manager of Arki Network Services, and made repayments of $0 and $0 back to her, respectively

For the years ended December 31, 2015, the Company borrowed $153,156 from Huirong,an affiliate party of Zhong Hui, and made repayments of $0 back to it,

During the year ended December 31, 2014, the Company subleased its office space to a company controlled by Ms. Lingling Zhang for $138,210.

During the year ended December 31, 2015, the Company paid to Huirong $1,696,216 for the 5% of management service fee.

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

Table of Contents	52

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

None of our directors is considered independent because each is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and December 31, 2014, we were billed $115,000 by Dominic K.F. Chan & Co. for professional services rendered for the audit and reviews of our financial statements.

In addition, we were billed $35,000 by Dominic K.F. Chan & Co. for professional services rendered for the audit of financial statements in connection with the acquisition of Zhong Huii.

Audit Related Fees

The Company incurred $139,000 in addition to the fees discussed in Audit Fees above, for services related to our audit for the fiscal years ended December 31, 2014 by MaloneBailey.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and December 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and December 31, 2014.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Table of Contents	53

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2015 and December 31, 2014, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Dominic K.F. Chan & Co., independent auditors, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Table of Contents	54

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number
21*	List of Subsidiaries.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Table of Contents	55

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Consumer Capital Group, Inc

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in owners’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Capital Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong, April 29, 2016

Table of Contents	F-1

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Cash	$2,739,145	$40,729
Advances to suppliers	38,302	—
Prepaid expenses	18,571	1,200
Interest receivables	843,953	—
Other receivables	395,152	4,911
Loan receivables, net	37,818,473	—
Deferred cost - related party	813,548	—
Total current assets	42,667,144	46,840

Property and equipment, net	30,489	8,757
Goodwill	217,529	—
Deferred tax asset	307,057	—
Total non-current assets	555,075	8,757

Total assets	$43,222,219	$55,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Loans from individuals	36,944,600	—
Accrued interest payables	131,538	—
Accrued liabilities	202,825	144,821
Income tax payables	570,425	—
Taxes payables	485,800	—
Other payables	339	103,188
Payable to shareholder	85,067	85,127
Convertible note, net of $0 debt discount as of December 31, 2015 and 2014	—	63,750
Derivative liabilities	—	213,498
Related party payables	1,688,003	1,323,576
Deferred revenue	3,720,050	—
Total current liabilities	$43,828,647	$1,933,960

Stockholders' deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized
31,165,740 and 19,394,079 shares issued and outstanding as of December 31, 2015 and 2014, respectively	$3,117	$1,940
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	4,402,476	3,311,992
Accumulated other comprehensive income	(44,436)	131,528
Accumulated deficit	(5,169,728)	(5,193,082)
Total Consumer Capital Group, Inc. stockholders' deficit	(939,312)	(1,878,363)
Non-controlling interest in subsidiary	332,884	—
Total stockholders' deficit	(606,428)	(1,878,363)

Total liabilities and stockholders' deficit	$43,222,219	$55,597

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-2

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2015	2014
Revenues	$5,025,558	$38,962

Operating expenses:
Selling expenses	2,565,109	9,484
General and administrative expenses	2,639,126	973,438
Business taxes	300,846	—
Total operating expenses	5,505,081	982,922

Operating loss	(479,423)	(943,960)
Provision for loan losses	915,982	—
Other income (expenses)
Other income	—	374,057
Interest income	5,324,704	—
Change in fair value of derivative liabilities	213,498	(359,056)
Loss on debt default	—	(31,250)
Other Expense	(99,896)	—
Interest expense	(3,026,769)	(115,550)
Total other income (expenses)	2,411,510	(131,799)

Income (Loss) from continuing operations before taxes	1,016,105	(1,075,759)
Provision for income taxes	434,291	—
Net income (loss) from continuing operations	581,814	(1,075,759)
Discontinued operations
Income from discontinued operations, net of income taxes	—	70
Loss on disposal of subsidiary	—	(47,871)
Loss from discontinued operations, net of income taxes	—	(47,801)
Net income (loss)	581,814	(1,123,560)
Less: Net income attributable to Non-controlling interest	558,460	34
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)
Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	23,354	(1,075,793)
Discontinued operations, net of income taxes	—	(47,801)
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)

Basic and diluted earnings loss per common shares
Continuing operations	$0.00	$(0.06)
Discounted operations	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted (1)	22,420,839	19,120,493

Comprehensive income loss
Net income (loss)	$581,814	$(1,123,560)
Foreign currency translation adjustment	(191,032)	68,198
Comprehensive income (loss), net of tax	$390,782	$(1,055,362)
Comprehensive income (loss) attributable to non-controlling interest	—	(757)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$390,782	(1,054,605)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Discount			Accumulated
			on	Additional	Accumulated	Other		Non-
	Common Stock		Common	Paid-In	Earnings/	Comprehensive	Shareholders	controlling
	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity	Interest	Total
Balance at December 31, 2013	19,068,889	$1,907	$(130,741)	$2,973,225	$(4,069,488)	$62,539	$(1,162,558)	$10,190	$(1,152,368)
Conversion of Convertible Notes	325,190	33	—	88,467	—	—	88,500	—	88,500
Reclassification of Derivative Liability to Additional Paid-In Capital due to Conversion of Convertible Note	—	—	—	250,300	—	—	250,300	—	250,300
Foreign Currency Translation Adjustment	—	—	—	—	—	68,989	68,989	(791)	68,198
Disposal of subsidiary	—	—	—	—	—	—	—	(9,433)	(9,433)
Net Loss	—	—	—	—	(1,123,594)	—	(1,123,594)	34	(1,123,560)

Balance at December 31, 2014	19,394,079	$1,940	$(130,741)	$3,311,992	$(5,193,082)	$131,528	$(1,878,363)	$—	$(1,878,363)
Conversion of Convertible Notes	414,361	41	—	63,709	—	—	63,750	—	63,750
New Issues	11,357,300	1,136	—	1,026,775	—	—	1,027,911	—	1,027,911
Net Income	—	—	—	—	23,354	—	23,354	558,460	581,814
Foreign Currency Translation Adjustment	—	—	—	—	—	(175,964)	(175,964)	(15,066)	(191,032)
Capital injection to Zhonghui from minority shareholders	—	—	—	—	—	—	—	(210,510)	(210,510)
Balance at December 31, 2015	31,165,740	3,117	(130,741)	4,402,476	(5,169,728)	(44,436)	(939,312)	332,884	(606,428)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-4

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Operating Activities
Net income (loss)	$23,354	$(1,123,594)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation expense	13,879	18,177
Amortization of debt discount	—	104,742
Change the fair value of convertible liabilities	(213,498)	359,056
Loss on debt default	—	31,250
Loss on disposal of subsidiary	—	47,871
Allowance for loan losses	915,982	—
Deferred tax benefit	(181,670)	—
Minority interests in operations of consolidated subsidiaries	543,394	34

Change in operating assets and liabilities:
Accounts receivable	—	10,829
Advances to suppliers	(39,943)	366,830
Inventories	—	(138,025)
Prepaid expenses	(18,116)	84,689
Deferred cost — related party	(583,405)
Interest receivables	(880,123)
Other receivables	(403,167)	(3,146)
Other assets	—	97,863
Accounts payable	—	(124,545)
Accrued liabilities	19,883	115,748
Deferred revenue	2,464,773	—
Taxes payable	1,074,772	(12,677)
Payable to shareholder	(1,842)	(27,416)
Other payables	(104,780)	(353,947)

Cash flows provided by(used in) operating activities	2,629,493	(546,261)

Investing Activities
Loan receivables	(34,103,410)	—
Long-term investments	—	(629,950)
Equipment Purchased	(19,144)	—
Cash increased on investment of subsidiary	213,524	—
Cash paid on disposal of subsidiary	—	(2,501)

Cash flows used in financing activities	(33,909,030)	(632,451)

Financing Activities
Principal payments on third party debt	—	(8,000)
Proceeds from related party debt	283,720	272,507
Proceeds from convertible notes	—	831,209
Proceeds from issuance of shares	801,912	—
Loans from individuals	32,878,032	—
Accrued interest payable	116,509	—

Cash flows provided by financing activities	34,080,173	1,095,716

Effect of exchange rate on cash and cash equivalents	(102,220)	22,040

Change in cash and cash equivalents during the year	2,698,416	(60,956)

Table of Contents	F-5

Cash at beginning of the year	40,729	101,685

Cash at end of the year	$2,739,145	$40,729

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$—	$104,742
Conversion of convertible notes	$63,750	$88,500
Settlement of derivative liabilities into additional paid-in capital	$—	$250,300
Supplemental disclosure of cash flow information
Interest paid	$3,026,769	$115,550
Income taxes paid	$27,945	$23

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-6

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and DECEMBER 31, 2014

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

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards.  Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the years ended December 31, 2013 and 2014, no revenue from this business model has been realized or booked as other income. Such operation has been ceased in 2015 subsequently.

Table of Contents	F-7

BEITUN

The Company owned a 51% majority interest in an operating subsidiary, Beijing Beitun Trading Co., Ltd. (“Beitun”). Beitun, a PRC trading and distribution company, engages in the wholesale distribution of various food and meat products. It was established on April 24, 2000 and operates in the PRC. Its customers consist of retail restaurants and food producers located through the PRC.

On April 1, 2014, the Company disposed of its entire 51% equity interest in Beitun.

SHANGHAI ZHONGHUI

On December 23, 2014, the Company and Shanghai Zhonghui Financial Information Services Corp., a company established under the laws of People’s Republic of China, entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the term of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain individuals affiliated with Shanghai Zhonghui (the “Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui. As incentive for the closing of the Acquisition, the Company also agreed to issue to the Affiliates 5,000,000 additional shares of the Common Stock.

Established on May 26, 2014, under the PRC laws, Shanghai Zhonghui offers financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

Table of Contents	F-8

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2015 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)		Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)		Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (2)		Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws
Shanghai Zhonghui Financial Inforrnational Services LTD.(“Shanghai Zhonghui”)	May 26, 2014	PRC	50.82	%(3)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.
Arki Tianjin Asset management LLP.(“Arki Tianjin”)	October 22,2015	PRC	51	%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities
Table of Contents	F-9

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2014 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100% (1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100% (1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100% (1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0% (2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws

(1) Wholly foreign owned entities (WFOE)

(2) VIE

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jianmin Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Service’ expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

The following is a summary of the Contractual Agreements of the Company’s VIE structure:

LOAN AGREEMENT

The shareholders of Arki Network Service, namely Mr. Jianmin Gao and Mr. Fei Gao, entered into a loan agreement with Arki Fuxin on February 3, 2011. Under this loan agreement, Arki Fuxin granted an interest-free loan of RMB 1.0 million to Mr. Jianmin Gao and Mr. Fei Gao, collectively, for their capital contributions to Arki Network Service, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when Arki Fuxin requests repayment. Arki Fuxin may request repayment of the loan with 30 days advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation.

Table of Contents	F-10

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Table of Contents	F-11

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of 2015 include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, 50.82% majority ownership in Shanghai Zhonghui, and 51% majority ownership in Arki Tianjin. The consolidated financial statements of 2014 include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, and Arki Fuxin, and 51% majority ownership in Beitun, prior to April 1, 2014, the disposal date. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2015 and December 31, 2014, the cumulative translation adjustment of $(44,436) and $131,528, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2015 and 2014, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $(191,032) and $68,198, respectively.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in investors’ equity as part of accumulated other comprehensive income.

	December 31, 2015	December 31, 2014
Balance sheet items, except for the equity accounts	6.4936	6.1538
Items in the statements of income and comprehensive loss and statement of cash flow	6.2284	6.1500

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Table of Contents	F-12

E-commerce Revenue Recognition

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, non-functional, product returns, and/or warranty defects are resolved between the customer and the vendor. The Company has no obligation for right of return and/or warranty for any of the sales completed using its website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenue was $0 as of December 31, 2015 and 2014.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $3,720,050 as of December 31, 2015.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

DISCONTINUED OPERATIONS

On April 1, 2014, the Company sold its entire 51% equity interest of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun. See Note 21 - Discounted Operations for additional information.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2015 and 2014 were $0, respectively, and recorded as selling expense.

Table of Contents	F-13

NON-CONTROLLING INTEREST

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of operations and comprehensive income (loss).

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2015 and 2014 were $570,425.19 and $Nil, respectively.

Table of Contents	F-14

EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of December 31, 2015 and 2014. For the years ended December 31, 2015 and 2014, basic and diluted income(loss) per share were the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2015 and 2014, the Company had no cash equivalents.

LOAN RECEIVABLE

Loan receivable primarily represents the principle of loan lent to the borrowers. Management regularly reviews aging of loan receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Loan receivables considered uncollectible are written off after exhaustive efforts at collection.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The Company calculates the provision amount as below:

1.	General Reserve — is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.
2.	Special Reserve — is fund set aside covering losses due to risks related to a particular country, region, industry, borrower or type of loans. The reserve rate could be decided based on management estimate of loan collectability.

INTEREST RECEIVABLE

Interest receivable represents the amount of interest that has been earned as of the balance sheet date, but which has not yet been received in cash. Management regularly reviews aging of interest receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Interest receivable considered uncollectible are written off after exhaustive efforts at collection.

DEFERRED COST

Deferred cost represents the deferred service charge paid or payable to a related party which is calculated based on the service fee the Company received.

Table of Contents	F-15

LOANS FROM INDIVIDUALS

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans ranged from 11% to 17.5% per annum with a term lasting from 3 months to 12 months.

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

SEGMENT REPORTING

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, who has been identified as the executive chairman of the board of directors and the chief executive officer, reviews the individual results of the e-commerce and distribution businesses when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has two reportable segments before the disposition of the Company’s distribution business. The Company’s operating businesses are organized and based on the nature of markets and customers. As the Company’s long-lived assets are substantially all located in the PRC and substantially all the Company’s revenues are derived from within the PRC, no geographical segments are presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, accounts payable, accrued liabilities, other payables, related party payables, convertible note, short term debt and derivative liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, US GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payables, convertible note and short term debt approximates their fair value due to their short-term maturities.

Table of Contents	F-16

The Company’s Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 15.

The Company has determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The cost of the equity based payments is recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $0 for the both years ended December 31, 2015 and 2014.

DERIVATIVE LIABILITIES

Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as a change in fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes pricing model.

DEBT DISCOUNT

The Company records debt discounts in connection with raising funds through the issuance of debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Table of Contents	F-17

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit- rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2015 and 2014, our bank balances with the banks in U.S. exceeded the insured amount by $119,569 and $7,937, respectively. As of December 31, 2015 and 2014, our bank balances with the Banks in the PRC amounted to $641,229 and $32,792, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2015, the Company has one significant borrower, which accounted for 92% of total loan receivable balance. The aforementioned borrower paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

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

Table of Contents	F-18

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

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period”. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

Table of Contents	F-19

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus noncontingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. Retrospective application is permitted to all relevant prior periods. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. 2. Eliminate the presumption that a general partner should consolidate a limited partnership. 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 4 - ADVANCES TO SUPPLIERS

As of December 31, 2015 and 2014, advances to suppliers consisted of the following:

	December 31, 2015	December 31, 2014
Advances to suppliers	$38,302	$—

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at December 31, 2015and 2014.

Table of Contents	F-20

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Prepaid conference fee	$6,930	$—
Prepaid website services	10,441	—
Prepaid rent	1,200	1,200

Total prepaid expenses	$18,571	$1,200

NOTE 6– LOAN RECEIVABLEs, NET

The interest rates on loan issued at 24% for the year ended December 31, 2015.

As of December 31, 2015, the total loan receivables balance was $39,046,700 and 92% of the loan receivables is issued to one third party small business borrower.

Loan receivables consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Loan receivable	$39,046,700	$—

Allowance for impairment losses
Collectively assessed	601,319	—
Individually assessed	626,908	—
Total allowance for loan losses	1,228,227	—

Loan receivables, net	$37,818,473	$—

The Company originates loans to borrowers located primarily in Yanbian City, Jilin Province of the People’s Republic of China. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to business borrowers. As of December 31, 2015, the Company had 6 business loan borrowers. Loans of $35,897,400(RMB 233.1 million) lent to one borrower in Yanbian City are secured by collateral. The total fair value of the collateral is approximately $47 million (RMB 305.3225 million) at April 20, 2016. Allowance on loan losses are estimated on quarterly basis in accordance with probable based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the year ended December 31, 2015, a provision of $915,982 was charged to the statement of income. No write-offs against allowances have occurred for the year ended December 31, 2015.

The following table represents the aging of loans as of December 31, 2015:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Business loans	$5,051,200	$985,600	$3,850,000	$—	$9,886,800	$29,159,900	$39,046,700

Table of Contents	F-21

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment.

The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collaterals and could include a qualitative component based on management judgment.

Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

In addition, the Company also calculates the provision amount as below:

General reserve	1% on total loan amounts at the end of year
Specific reserve	5% on specific loan amounts at the end of year

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2015:

	December 31, 2015	December 31, 2014

Loan at end of year	$39,046,700	$—
Provisions	1,228,227	—
Ending balance	$37,818,473	$—

NOTE 8 – LOAN IMPAIRMENT

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Table of Contents	F-22

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral which approximates to the carrying value due to the short term nature of the loans.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the year ended December 31, 2015.

NOTE 9 – DEFERRED COST – RELATED PARTY

Deferred cost consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred servicing fee	$813,548	$—

Total deferred cost	$813,548	$—

Details of this related party transaction please refer to Note 16.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Office equipment & computers	$39,102	$12,888
Equipment	5,919	6,245
Office furniture & fixtures	45,481	38,314
	90,502	57,447
Less: accumulated depreciation	(60,013)	(48,690)
Total property & equipment, net	$30,489	$8,757

For the years ended December 31, 2015 and 2014, depreciation expense was $13,879 and $18,177, respectively.

NOTE 11 - GOODWILL

Goodwill was arise from acquisition of Shanghai Zhonghui on December 23, 2014.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
At beginning of year	$217,529	$—
Additional during the year	—	217,529
At end of year	$217,529	$217,529

Table of Contents	F-23

The key financial information at the date of acquisitions was as follows:

Consideration paid by the Company through Arki Network Service	$5,000,000

Paid-in capital	$5,000,000
Accumulated loss ($428,039), percentage of ownership 50.82%	(217,529)
Net asset value	$4,782,471

Goodwill at date of acquisition	$217,529

NOTE 12 – LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from two months to one year and with corresponding interest rates varying from 11% to 17.5%.

Loan from individuals consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
		—
Loan from individuals	$36,944,600	$—

The following table represents the aging of loans from individuals as of December 31, 2015:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$—	$—	$—	$—	$—	$36,944,600	$36,944,600

For the years ended December 31, 2015 and 2014, interest expense incurred on loans from individuals was $3,026,796 and $0, respectively.

NOTE 13- PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. a shareholder of the Company, advanced $85,067 and $85,127 to the Company as of December 31, 2015 and 2014, respectively. The payable to Caesar Capital Management Ltd. included loan payables of $117,767 and money owed by Caesar of $32,700 as of December 31, 2015, and $117,766 and money owed by Caesar of $32,640 as of December 31, 2014. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of $0 and $4,269 have been accrued for the years ended December 31, 2015 and 2014, respectively.

NOTE 14 - CONVERTIBLE NOTES

On June 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $78,500 (the “Asher Note 1”). The cash proceeds of the promissory note were received on July 9, 2013.

Table of Contents	F-24

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

On October 14, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises pursuant to which the Company sold and issued to Asher Enterprises a promissory note with a principal amount of $42,500 (the “Asher Note 2”). The cash proceeds of the promissory note were received on November 14, 2013.

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

On January 10, 2014, Asher Note 1 of $78,500 became convertible. On the same day, Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 4,098 shares of common stock at conversion price of $3.66 per share. On August 28, 2014, Asher Enterprises converted $12,000 of convertible loan Asher Note 1 into 12,942 shares of common stock at conversion price of $0.93 per share. On October 1, 2014, Asher Enterprises converted $2,000 of convertible loan Asher Note 1 into 32,468 shares of common stock at conversion price of $0.06 per share. On October 15, 2014, Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 72,886 shares of common stock at conversion price of $0.21 per share. On October 20, 2014, Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 43,103 shares of common stock at conversion price of $0.35 per share. On November 19, 2014, Asher Enterprises converted $15,000 of convertible loan Asher Note 1 into 59,976 shares of common stock at conversion price of $0.25 per share. On December 9, 2014, Asher Enterprises converted the remaining $14,500 of convertible loan Asher Note 1 into 81,967 shares of common stock at conversion price of $0.18 per share. The interest payable related to Asher Note 1 for an amount of $3,140 was also converted into 17,750 shares of common stock at conversion price of $0.18 on the same day.

On May 5, 2014, Asher Note 2 of $42,500 became convertible. Asher Enterprises converted the convertible note in full amount in 2015. See Note 22.

The Company has received the default notices for both notes on November 12, 2014 (the “Default Date”). Upon the receipt of default notice, the Company was subject to default term from the date of default and all the default interest will be subject to conversion at the debt holder's request. The Company recognized a loss on debt default of $31,250 on the Default Date.

Table of Contents	F-25

As described in Note 15, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded debt discounts of $30,991 to Asher Note 1 and $42,500 to Asher Note 2 at the dates the notes became convertible. In connection with the default of Asher Note 1 and 2, the increased principal of the two notes also contained embedded conversion feature. Accordingly, a debt discount of $31,250 was recorded on the Default Date. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. Amortization of the discount was recorded as a component of interest expense in the statements of operations and comprehensive income. Amortization of debt discount amounted to $104,741 and $0 for the years ended December 31, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes amounted to $6,540 and $4,168 for the year ended December 31, 2014 and 2013, respectively.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $117,006 and $0 for the years ended December 31, 2014 and 2013, respectively. The derivative expense was included in change in fair value of derivative liabilities in the consolidated statements of comprehensive loss.

As of December 31, 2014, the principal and interest of Asher Note 1 have been fully converted into 325,190 common shares of the Company. The balance of Asher Note 2 was $63,750 as of December 31, 2014 based on the effective interest method and was fully converted into the Company’s common stock subsequent to December 31, 2014.

During the period from February 25, 2015 to March 11, 2015, Asher Enterprises fully converted $63,750 of Asher Note 2 and associated interest of $3,400 into 414,361 shares of common stock at conversion price in the range from $0.1334 to $0.2127 per share.

NOTE 15 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company issued convertible notes with certain reset provisions (See Note 14). The Company accounted for the reset provisions in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date the note becomes convertible and to record changes in fair value relating to the conversion option liability in the consolidated statements of comprehensive loss as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The conversion option embedded in the convertible debt contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2014. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

Liabilities:	Total	Level 1	Level 2	Level 3
Embedded conversion option derivative liabilities	$213,498	—	—	$213,498

The embedded conversion option derivative liabilities as of December 31, 2013 were zero.

The following is a reconciliation of the conversion option liabilities for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2015	$213,498
Fair value of embedded conversion derivative liabilities at issuance charged to debt discount - Asher Note 1 and 2	—
Reclassification of derivative liabilities to additional paid-in capital due to conversion of Asher Note 1	—
Change in fair value of derivative liabilities	(213,498)
Derivative Liabilities as of December 31, 2015	$—

Table of Contents	F-26

Beginning balance as of January 1, 2014	$—
Fair value of embedded conversion derivative liabilities at issuance charged to debt discount - Asher Note 1 and 2	104,742
Reclassification of derivative liabilities to additional paid-in capital due to conversion of Asher Note 1	(250,300)
Change in fair value of derivative liabilities	359,056
Derivative Liabilities as of December 31, 2014	$213,498

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. An active stock market did not exist until the second half year of 2014, and as such, it involved some management judgment when using pricing models. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative liability, as well as the determined value of the option derivative liability as of the measurement dates.

Asher Note 1

	January 8, 2014	August 28, 2014	October 1, 2014	October 15, 2014	October 20, 2014	November 19, 2014	December 9, 2014

Exercise Price	$3.66	0.93	0.06	0.21	0.35	0.25	$0.18
Volatility	119.33%	253.54%	254.18%	247.32%	246.19%	267.23%	271.84%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk Free Rate	0.06%	0.03%	0.04%	0.05%	0.06%	0.07%	0.06%
Expected Term ( in years)	0.75	0.75	0.75	0.75	0.75	0.75	0.75

Asher Note 2

	May 5, 2014	December 31, 2014	February 25, 2015	February 26, 2015	March 9, 2015	March 11, 2015

Exercise Price	$1.04	$0.11	$0.13	$0.13	$0.16	$0.21
Volatility	141.10%	275.53%	283.31%	283.31%	296.51%	297.15%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk Free Rate	0.05%	0.12%	0.12%	0.12%	0.12%	0.12%
Expected Term ( in years)	0.75	0.75	0.75	0.75	0.75	0.75

For the years ended December 31, 2015 and 2014, the Company recognized $213,498 and $359,056 on Change in fair value of derivate liabilities, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Lihua Xiao	Management
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

Table of Contents	F-27

b) The Company had the following related party balances at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Loan from Mr. Jianmin Gao	$561,798	$485,383
Loan from Mr. Fei Gao	748,376	789,443
Loan from Ms. Lihua Xiao	72,216	48,750
Huirong	305,613	—
Total related party payables	$1,688,003	$1,323,576

Deferred cost to Huirong	$813,548	—

The related party payables are non-interest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the years ended December 31, 2015 and 2014, the Company borrowed $76,415 and $122,911from Mr. Jianmin Gao and made payments of $0 and $0 back to him, respectively.

For the year ended December 31, 2015 and 2014, the Company borrowed $0 and $277,185 from Mr. Fei Gao and made payments of $41,067 and $0 back to him, respectively.

For the years ended December 31, 2014, the Company borrowed $1,600 from Ms. Lingling Zhang and made repayments of $0 back to Ms. Lingling Zhang.

For the year ended December 31, 2015 and 2014, the Company borrowed $24,466 and $48,750 from Ms. Lihua Xiao and made repayments of $0 and $0 back to her, respectively

For the years ended December 31, 2015, the Company borrowed $153,156 from Huirong and made repayments of $0 back to it,

During the year ended December 31, 2014, the Company subleased its office space to a company controlled by Ms. Lingling Zhang. Total rental income of $138,210 was recorded as other income for the year ended December 31, 2014.

During the year ended December 31, 2015, the Company paid to Huirong $1,696,216 for the 5% of management service fee.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 20, 2014, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, Arki (Beijing) E-commerce Technology Corp. and America Arki Network Service Beijing Co. Ltd. The Company agreed to pay a quarterly rent of RMB233,960, or approximately $37,136, starting on December 20, 2014. And the Company agreed to pay a quarterly rent of RMB248,713, or approximately $39,943, starting on December 20, 2015. The lease will expire on December 26, 2016. Rent expense totaled $150,296 and $427,240 for the years ended December 31, 2015 and 2014, respectively.

Total future minimum rental lease commitments are as follows:

Years Ended December 31:

2016	$119,802
2017 - 2019	—
Thereafter	—
Total	$119,802

Legal Proceeding

Table of Contents	F-28

There has been no legal proceeding in which the Company is a party as of December 31, 2015.

NOTE 18 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended 31, 2015 and 2014 respectively.

America Pine Beijing Bio-Tech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended 31, 2015 and 2014 respectively

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2015 and 2014 respectively

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2015 and 2014 respectively.

Shanghai Zhonghui Financial Information Service Company Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the year ended December 31, 2015.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the period from October 22, 2015 (date of inception) to December 31, 2015.

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

Income(Loss) before income taxes from continuing operations consists of:

	For the years ended December 31,
	2015	2014
Non-PRC	$14,590	$(875,975)
PRC	1,001,515	(199,784)
	$1,016,105	$(1,075,759)

Table of Contents	F-29

The provision for income taxes from continuing operations consisted of:

	For the years ended December 31,
	2015	2014
Unites States Enterprise Income Tax	$—	$—
PRC Enterprise Income Tax (Shanghai Zhonghui)	663,287	—
Income taxes, net	$663,287	$—

The components of the income tax provision (benefit) are as follows:

	For the years ended December 31,
	2015	2014
Current	$663,287	$—
Deferred (Recovery)	(228,996)	—
Total	434,291	$—

The components of deferred taxes are as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred tax assets, non-current portion
Allowance for loan losses	$307,057	$—
Total deferred tax assets, non-current portion	$307,057	$—

The management of the Company believes the net operating loss carried forward is more likely than not that these loss will not be made up in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	December 31, 2015	December 31, 2014
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	17.74%	(25)%
Effective income tax rates	42.74%	0%

Taxes payable consisted of the following:

	December 31, 2015	December 31, 2014
Business tax payable	428,491	—
Other taxes payable	57,309	—
Total taxes payable	$485,800	$—

Table of Contents	F-30

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the years ended December 31, 2015 and 2014, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 19 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2015	2014
Numerator:
Net income/(loss)	$581,814	$(1,123,560)
Net income/(loss) attributable to common stockholders for computing basic and diluted loss per common share	$23,354	$(1,123,594)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	22,420,839	19,120,493
Basic and diluted loss per share	$0.00	$(0.06)

For the years ended December 31, 2014 and 2015, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 20- DISCONTINUED OPERATIONS

On April 1, 2014, the Company entered into a definitive agreement to sell and transfer its entire 51% equity interests in Beitun. Under the term of the agreement to dispose Beitun, the Company agreed to receive $41,030 (RMB 255,000) in cash consideration from Yifan Zhang for the sale of its 51% equity interest in Beitun. Yifan Zhang is the daughter of Ms. Wei Guo, the Shareholder and Managing Director of Beitun. As of December 31, 2014, the Company did not receive the cash payment from Yifan Zahng, and did not expect the proceeds in future. Therefore, it was expensed and recorded as part of “Loss on disposal of subsidiary”.

The results of operations of Beitun, for all periods, were separately reported as “discontinued operations”. The loss on disposal of Beitun totaled $47,871, which was reported as “Loss on disposal of subsidiary” for the year ended December 31, 2014.

Table of Contents	F-31

The operating results of Beitun for the years ended December 31, 2014 and 2013 classified as discontinued operations are summarized below:

	For the years ended December 31,
	2014	2013

Sales	$1,142,840	$5,842,547
Cost of Goods Sold	1,127,786	5,767,654
Gross Profit	15,054	74,893
Operating Expenses	(14,941)	(68,547)
Other Income (Expense)	(20)	45
Income Tax Expense	(23)	(1,683)
Net loss	$70	$4,708

NOTE 21 - SUBSEQUENT EVENT

As of this report date, RMB 71.6 million loans to one of the Shanghai Zhonghui’s borrowers have been overdue. The Company is in the process of negotiating repayment arrangement with this borrower. Since all the overdue loans were secured by pledged of the operating assets of the borrower, of which the appraisal value is much higher than the amount of overdue loans, the Company believes that the current provision is sufficient.

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2015.

Table of Contents	F-32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2016	CONSUMER CAPITAL GROUP INC.

		By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	May 4, 2016
Jianmin Gao	Chief Executive Officer,
and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)
/s/ Fei Gao	Chief Operating Officer	May 4, 2016
Fei Gao	& Director

/s/ Dong Yao	Chief Technology Officer & Director	May 4, 2016

Table of Contents	56