Form 10-Q
period 2016-03-31
Consumer Capital Group, Inc.
filed 2016-05-17
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-166343

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The registrant had 31,165,740 shares of common stock, $0.0001 per share, issued and outstanding at May 16, 2016.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash	$2,197,488	$2,739,145
Advances to suppliers	51,334	38,302
Prepaid expenses	6,803	18,571
Interest receivables	848,338	843,953
Other receivables	280,732	395,152
Loan receivable, net	42,221,415	37,818,473
Deferred cost-related party	817,774	813,548
Total current assets	46,423,884	42,667,144

Property and equipment, net	40,213	30,489
Goodwill	217,529	217,529
Deferred tax asset	308,652	307,057
Total non-current assets	566,394	555,075

Total assets	$46,990,278	$43,222,219

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Loan from individuals	$41,267,880	$36,944,600
Accrued interest payable	132,221	131,538
Accrued liabilities	195,190	202,825
Income tax payables	589,680	570,425
Taxes payable	469,444	485,800
Other payables	908	339
Payable to shareholder	100,141	85,067
Related party payables	1,535,831	1,688,003
Deferred revenue	3,739,375	3,720,050
Total liabilities	48,030,670	43,828,647

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,165,740 and 31,165,740 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3,117	3,117
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	4,402,476	4,402,476
Accumulated other comprehensive income	(57,361)	(44,436)
Accumulated deficit	(5,455,721)	(5,169,728)
Total Consumer Capital Group, Inc. stockholders' deficit	(1,238,230)	(939,312)
Non-controlling interest in subsidiary	197,838	332,884
Total stockholders' equity (deficit)	(1,040,392)	(606,428)

Total liabilities and stockholders' equity (deficit)	$46,990,278	$43,222,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months March 31,
	2016	2015

Revenues	$474,613	$-
Gross profit	474,613	-

Operating expenses:
Selling expenses	243,847	-
General & administrative expenses	562,780	175,692
Total operating expenses	806,627	175,692
Operating loss	(332,014)	(175,692)
Provision for loan losses	(42,051)	-
Other income (expenses)
Other income	-	154
Other expense	(34,556)	-
Total other income (expenses)	(34,556)	154
Loss before income taxes	(408,621)	(175,538)
Provision for income taxes	-	-
Net loss	(408,621)	(175,538)
Less: Net income attributable to non-controlling interest	(122,628)	-
Net loss attributable to Consumer Capital Group, Inc.	$(285,993)	$(175,538)

Basic and diluted loss per common shares	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted (1)	31,165,740	19,514,279

Comprehensive income (loss)
Net loss	$(408,621)	$(175,538)
Foreign currency translation adjustments	(25,343)	-
Comprehensive loss	(433,964)	(175,538)
Comprehensive income (loss) attributable to non-controlling interest	135,046	-
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(298,918)	$(175,538)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months March 31,
	2016	2015
Operating Activities
Net loss	$(285,993)	$(175,538)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	8,795	5,979
Allowance for loan losses	42,051	-
Minority interests in operations of consolidated subsidiaries	(122,628)	-

Change in operating assets and liabilities:
Advances to suppliers	(12,701)	(43,059)
Prepaid expenses	11,724	(11,198)
Other receivables	101,700	(471,191)
Accounts payable	-	101,868
Accrued expenses	(7,883)	(6,040)
Taxes payable	(2,561)	(1,467)
Payable to shareholder	15,086	33,866
Other payables	8,471	511,394

Net cash flows used in operating activities	(243,939)	(55,386)

Investing Activities
Loan receivable	(4,402,942)	-
Equipment purchased	(18,262)	(7,671)
Cash increased on investment of subsidiary	-	213,524

Net cash flows provided by investing activities	(4,421,204)	205,853

Financing Activities
Proceeds from related party debt	(142,293)	(531,198)
Loan from individuals	4,323,280	-

Net cash flows used in financing activities	4,180,987	(531,198)

Effect of exchange rate on cash and cash equivalents	(57,501)	235,356

Change in cash and cash equivalents during the period	(541,657)	(145,374)

Cash and cash equivalents at beginning of the period	2,739,145	187,262

Cash and cash equivalents at end of the period	$2,197,488	$41,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Immediately prior to the Merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the Merger, Mondas Minerals issued 17,777,778 shares of its common stock in exchange for the issued and outstanding shares of common stock of CCG California. Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company’s common stock, 60% of which were held by the thenprincipal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company’s common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

DEBIT CARD PROGRAM

The Company cooperates with a Chinese bank named Fuxin bank to issue cobranded debit cards. Retail store vendors throughout China are signed up to the Company’s debit card program. The Company charges each participating vendor a percentage of transactions with that vendor. Each vendor will receive a percentage of future transactions of the cards issued by the vendor. Cardholders will receive certain amounts of cash refund from participating vendors and earn points to be spent on www.ccmus.com. For the years ended December 31, 2015 and 2014, no revenue from this business model has been realized or booked as other income. Such operation has been ceased in 2016 subsequently.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2016 are as follows:

			Percentage of
	Date of	Place of	Ownership by the		Principal
Company	Establishment	Establishment	Company		Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100	%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws
Shanghai Zhonghui Financial Inforrnational Services LTD. (“Shanghai Zhonghui”)	May 26, 2014	PRC	50.82	%(3)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)

(2)	VIE

(3)	Arki Network Service owned entities

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2016 and December 31, 2015, the cumulative translation adjustment of $(74,395) and $(44,436), respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended March 31, 2016 and 2015, the foreign currency translation adjustment to accumulate other comprehensive income (deficit) was $ (31,563) and $Nil, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31,	December 31,
	2016	2015
Balance sheet items, except for the equity accounts	6.4612	6.4936
Items in the statements of income and comprehensive loss and statement of cash flow	6.5288	6.2284

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenue was $Nil as of March 31, 2016 and December 31, 2015.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $3,739,375 as of March 31, 2016 and $3,720,050 as of December 31, 2015.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

On April 1, 2014, the Company sold its entire 51% equity interest of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun. See Note 20 Discounted Operations for additional information.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2016 and 2015 were $Nil, respectively, and recorded as selling expense.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of March 31, 2016 and December 31, 2015 were $589,679.86 and $570,425.19, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, basic and diluted income (loss) per share was the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

INTEREST RECEIVABLE

Interest receivable represents the amount of interest that has been earned as of the balance sheet date, but which has not yet been received in cash. Management regularly reviews aging of interest receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Interest receivable considered uncollectible is written off after exhaustive efforts at collection.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The cost of the equity based payments is recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. Share-based compensation expenses amounted to $Nil for the three months ended March 31, 2016 and 2015.

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $71,290 and $119,569, respectively. As of March 31, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $ $2,126,198 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2015, the Company has one significant borrower, which accounted for 83% of total loan receivable balance. The aforementioned borrower paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the existing guidance for lease accounting, “Leases (Topic 840).” ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 4 - ADVANCES TO SUPPLIERS

As of March 31, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Advances to suppliers	$51,334	$38,302

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at March 31, 2016 and December 31, 2015.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Prepaid conference fee	$5,603	$6,930
Prepaid website services	-	10,441
Prepaid rent	1,200	1,200

Total prepaid expenses	$6,803	$18,571

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN RECEIVABLES, NET

The interest rates on loan issued at 24% for the three months ended March 31, 2016.

As of March 31, 2016, the total loan receivables balance was $38,014,933 and 83% of the loan receivables is issued to one third party small business borrower.

Loan receivables consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan receivable	$43,498,512	$39,046,700

Allowance for impairment losses
Collectively assessed	646,932	601,319
Individually assessed	630,165	626,908
Total allowance for loan losses	1,277,097	1,228,227

Loan receivables, net	$42,221,415	$37,818,473

The Company originates loans to borrowers located primarily in Yanbian City, Jilin Province of the People’s Republic of China. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to business borrowers. As of March 31, 2016, the Company had 6 business loan borrowers. Loans of $35,898,120 (RMB233.1 million) lent to one borrower in Yanbian City are secured by collateral. The total fair value of the collateral is approximately $47 million (RMB305.32 million) at April 20, 2016. Allowance on loan losses are estimated on quarterly basis in accordance with probable based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended March 31, 2016 and 2015, a provision of $42,051 and $Nil was charged to the statement of income. No write-offs against allowances have occurred for the three months ended March 31, 2016 and 2015.

The following table (unaudited) represents the aging of loans as of March 31, 2016:

	1-89	90-179	180-365	Over 1
	days past due	days past due	days past due	year past due	Total past due	Current	Total Loans
Business loans	$5,051,200	$985,600	$3,850,000	$19,080	$9,886,800	$31,779,688	$43,498,512

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2016:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan at end of period	$43,498,512	$39,046,700
Provisions	1,277,097	1,228,227
Ending balance	$42,221,415	$37,818,473

NOTE 8 - LOAN IMPAIRMENT

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months ended March 31, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFERRED COST – RELATED PARTY

Deferred cost consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred servicing fee	$817,774	$813,548

Total deferred cost	$817,774	$813,548

Details of this related party transaction please refer to Note 16.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Office equipment & computers	$51,725	$39,102
Equipment	5,963	5,919
Office furniture & fixtures	45,784	45,481
	103,472	90,502
Less: accumulated depreciation	(63,259)	(60,013)
Total property & equipment, net	$40,213	$30,489

For three months ended March 31, 2016 and March 31, 2015, depreciation expense was $8,795 and $5,979, respectively.

NOTE 11 - GOODWILL

Goodwill was arise from acquisition of Shanghai Zhonghui on December 23, 2014.

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
At beginning of period	$217,529	$217,529
Additional during the period	-	-
At end of period	$217,529	$217,529

The key financial information at the date of acquisitions was as follows:

Consideration paid by the Company through Arki Network Service	$5,000,000

Paid-in capital	$5,000,000
Accumulated loss ($428,039), percentage of ownership 50.82%	(217,529)
Net asset value	$4,782,471

Goodwill at date of acquisition	$217,529

NOTE 12 - LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from two months to one year and with corresponding interest rates varying from 11% to 17.5%.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan from individuals consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from individuals	$41,267,880	$36,944,600

The following table (unaudited) represents the aging of loans from individual March 31, 2016:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$-	$-	$-	$-	$-	$41,267,880	$41,267,880

NOTE 13 - PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. a shareholder of the Company, advanced $100,141 and $85,067 to the Company as of March 31, 2016 and December 31, 2015, respectively. The payable to Caesar Capital Management Ltd. included loan payables of $117,767 and money owed by Caesar of $32,700 as of March 31, 2016, and $117,766 and money owed by Caesar of $32,640 as of December 31, 2014. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As described in Note 15, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded debt discounts of $30,991 to Asher Note 1 and $42,500 to Asher Note 2 at the dates the notes became convertible. In connection with the default of Asher Note 1 and 2, the increased principal of the two notes also contained embedded conversion feature. Accordingly, a debt discount of $31,250 was recorded on the Default Date. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. Amortization of the discount was recorded as a component of interest expense in the statements of operations and comprehensive income. Amortization of debt discount amounted to $104,741 and $Nil for the years ended December 31, 2014 and 2013, respectively. Contractual interest expense for the two Asher convertible notes amounted to $6,540 and $4,168 for the year ended December 31, 2014 and 2013, respectively.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $117,006 and $Nil for the years ended December 31, 2014 and 2013, respectively. The derivative expense was included in change in fair value of derivative liabilities in the consolidated statements of comprehensive loss.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities:	Total	Level 1	Level 2	Level 3
Embedded conversion option derivative liabilities	$213,498	-	-	$213,498

The embedded conversion option derivative liabilities as of December 31, 2013 were zero.

The following is reconciliation (unaudited) of the conversion option liabilities for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2016	$213,498
Fair value of embedded conversion derivative liabilities at issuance charged to debt discount Asher Note 1 and 2	-
Reclassification of derivative liabilities to additional paid-in capital due to conversion of Asher Note 1	-
Change in fair value of derivative liabilities	-
Derivative Liabilities as of March 31, 2016	$213,498

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

Asher Note 1

	January 8,	August 28,	October 1,	October 15,	October 20,	November 19	December 9,
	2014	2014	2014	2014	2014	2014	2014

Exercise Price	3.66	0.93	0.06	0.21	0.35	0.25	$0.18
Volatility	119.33%	253.54%	254.18%	247.32%	246.19%	267.23%	271.84%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk Free Rate	0.06%	0.03%	0.04%	0.05%	0.06%	0.07%	0.06%
Expected Term (in years)	0.75	0.75	0.75	0.75	0.75	0.75	0.75

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asher Note 2

	May 5, 2014	December 31, 2014	February 25, 2015	February 26, 2015	March 9, 2015	March 11, 2015

Exercise Price	$1.04	$0.11	$0.13	$0.13	$0.16	$0.21
Volatility	141.10%	275.53%	283.31%	283.31%	296.51%	297.15%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk Free Rate	0.05%	0.12%	0.12%	0.12%	0.12%	0.12%
Expected Term (in years)	0.75	0.75	0.75	0.75	0.75	0.75

For the three months for March 31, 2016 and 2015, the Company recognized $Nil on Change in fair value of derivate liabilities, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Lihua Xiao	Management
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

b) The Company had the following related party balances at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from Mr. Jianmin Gao	$522,292	$561,798
Loan from Mr. Fei Gao	623,101	748,376
Loan from Ms. Lihua Xiao	37,729	72,216
Huirong	352,709	305,613
Total related party payables	$1,535,831	$1,688,003

Deferred cost to Huirong	$817,774	$813,548

The related party payables are non-interest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended March 31, 2016 and 2015, the Company borrowed $Nil and $Nil from Mr. Jianmin Gao and made payments $39,506 and $Nil back to Mr. Jianmin Gao, respectively.

For the three months ended March 31, 2016 and 2015, the Company borrowed both $Nil from Mr. Fei Gao and made payments $125,275 and $Nil back to Mr. Fei Gao, respectively.

For the three months ended March 31, 2016 and 2015, the Company borrowed $Nil and $Nil from Ms. Lihua Xiao and made payments $34,487 and $Nil back to Ms. Lihua Xiao, respectively.

For the three months ended March 31, 2016 and 2015, the Company borrowed $47,096 and $Nil from Huirong and made repayments of both $Nil back to Huirong, respectively.

For the three months ended March 31, 2016, the deferred cost to Huitong increased with $4,226 to Huirong.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 20, 2014, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, Arki (Beijing) E-commerce Technology Corp. and America Arki Network Service Beijing Co. Ltd. The Company agreed to pay a quarterly rent of RMB233,960, or approximately $37,136, starting on December 20, 2014. And the Company agreed to pay a quarterly rent of RMB248,713, or approximately $39,943, starting on December 20, 2015. The lease will expire on December 26, 2016. Rent expense totaled $38,103 and $39,943 for the three months ended March 31, 2016 and for the years ended December 31, 2015, respectively.

Total future minimum rental lease commitments are as follows:

Twelve Months Ended March 31:	(Unaudited)
2017	$114,309
Total	$114,309

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of March 31, 2016.

NOTE 18 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2016 and 2015 respectively.

America Pine Beijing Bio-Tech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2016 and 2015 respectively.

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2016 and 2015 respectively.

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2016 and 2015 respectively.

Shanghai Zhonghui Financial Information Service Company Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the three months ended March 31, 2016.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the period from October 22, 2015 (date of inception) to March 31, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Loss before income taxes consists of:

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Non-PRC	$23,210	$-
PRC	385,411	175,538
	$408,621	$175,538

The provision for income taxes from operations was $Nil for the three months ended March 31, 2016 and 2015 respectively.

The components of deferred taxes are as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Deferred tax assets, non-current portion
Allowance for loan losses	$308,652	$307,057
Total deferred tax assets, non-current portion	$308,652	$307,057

The management of the Company believes the net operating loss carried forward is more likely than not that these loss will not be made up in the future.

A reconciliation (unaudited) between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	For the three months ended March 31,
	2016	2015
Tax expense at statutory rate US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	0%	0%

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Business tax payable	430,175	428,491
Other taxes payable	39,269	57,309
Total taxes payable	$469,444	$485,800

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three months ended March 31, 2016 and 2015, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 19 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(408,621)	$(175,538)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(0.01)	$(0.01)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	31,165,740	19,514,279
Basic and diluted loss per share	$(0.01)	$(0.01)

For the three months ended March 31, 2016 and 2015, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 20 - DISCONTINUED OPERATIONS

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of Beitun, for all periods, were separately reported as “discontinued operations”. The loss on disposal of Beitun totaled $47,871, which was reported as “Loss on disposal of subsidiary” for the year ended December 31, 2014.

The operating results of Beitun for the years ended December 31, 2014 and 2013 classified as discontinued operations are summarized below:

	For the year ended December 31,
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

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited consolidated financial statements for the three months ended March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2016 and December 31, 2015, the cumulative translation adjustment of $(74,395) and $(44,436), respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended March 31, 2016 and 2015, the foreign currency translation adjustment to accumulate other comprehensive deficit was $31,563 and $Nil, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the existing guidance for lease accounting, “Leases (Topic 840).” ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the Three Months Ended March 31,
	2016	2015

Revenues	$474,613	$-
Gross profit	474,613	-

Operating expenses:
Selling expenses	243,847	-
General & administrative expenses	562,780	175,692
Total operating expenses	806,627	175,692
Operating loss	(332,014)	(175,692)
Provision for loan losses	(42,051)	-
Other income (expenses)
Other income	-	154
Other expense	(34,556)	-
Total other income (expenses)	(34,556)	154
Loss before income taxes	(408,621)	(175,538)
Provision for income taxes	-	-
Net loss	(408,621)	(175,538)
Less: Net income attributable to non-controlling interest	(122,628)	-
Net loss attributable to Consumer Capital Group, Inc.	$(285,993)	$(175,538)

Basic and diluted loss per common shares	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted (1)	31,165,740	19,514,279

Comprehensive income (loss)
Net loss	$(408,621)	$(175,538)
Foreign currency translation adjustments	(25,343)	-
Comprehensive loss	(433,964)	(175,538)
Comprehensive income (loss) attributable to non-controlling interest	135,046	-
Comprehensive loss attributable to Consumer Capital Group, Inc.	$(298,918)	$(175,538)

Revenue.

During the three months ended March 31, 2016, we generate revenue of 474,613, compared to revenue of $0 for the three months ended March 31, 2015, an increase of $474,613. The significant revenue increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $806,627 for the three months ended March 31, 2016, compared to $175,692 for the three months ended March 31, 2015, an increase of $630,935. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $0 for the three months ended March 31, 2015 to $243,847 for the three months ended March 31, 2016, an increase of $243,847. The increase is mainly attributed to the increase in expenses relating to the sales of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $562,780 for the three months ended March 31, 2016, compared to $175,692 for the three months ended March 31, 2015, an increase of $630,935. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating loss was $332,014 for the three months ended March 31, 2016, compared to operating loss of $175,692 for the three months ended March 31, 2015, an increase of approximately $156,322.

Other income and expenses.

We did not generate any other income for the three months ended March 31, 2016, compared to $154 for the three months ended March 31, 2015. We incurred $34,556 in other expense for the three months ended March 31, 2016, compared to $0 incurred for the three months ended March 31, 2015. The total other expense was $34,556 for the three months ended March 31, 2016, compared to a total income of $154 for the three months ended March 31, 2015.

Net loss.

Our net loss for the three months ended March 31, 2016 was $408,621, compared to net loss of $175,538 for the three months ended March 31, 2015, an increase of net loss of $233,083. The increase of net loss is mainly due to the increase of operating expenses resulted from the shift of our core business.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2016 was $25,343, compared to translation loss of $0 for the three months ended March 31, 2015, a decrease of $25,343.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2016 and 2015

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

As of March 31, 2016, cash and cash equivalents were $2,197,488.

The following table sets forth information about our net cash flow for the periods indicated:

Cash Flows Data:

	For Three Months ended March 31,
	2016	2015
Net cash flows provided by (used in) operating activities	$(243,939)	$(55,386)
Net cash flows provided by (used in) investing activities	$(4,421,204)	$205,853
Net cash flows provided by (used in) financing activities	$4,180,987	$(531,198)

Net cash flow used in operating activities was $243,939 for the three months ended March 31, 2016, compared to $55,386 used in operating activities for the three months ended March 31, 2015, an increase of $188,553. The increase in net cash flow used in operating activities was mainly due to the increased expenses relating to the shift of our core business.

Net cash flow used in investing activities was $4,421,204 for the three months ended March 31, 2016, compared to $205,853 for the three months ended March 31, 2015, an increase of $4,627,057. The increase is mainly due to a loan receivable of $4,402,942 incurred for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015.

Net cash flow provided by financing activities was $4,180,987 for the three months ended March 31, 2016, compared to $531,198 used in for the three months ended March 31, 2015, an increase of $4,712,185. The increase in net cash flow provided by financing activities was mainly due to increase of loan provided by individuals offset by decrease of proceeds from related party debt.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $71,290 and $119,569, respectively. As of March 31, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $ $2,126,198 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2015, the Company has one significant borrower, which accounted for 83% of total loan receivable balance. The aforementioned borrower paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

Contractual Obligations

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

We do not have any off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2016 for the material weakness describe below.

●	Lack of US GAAP expertise - Despite our efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. As such, our personnel do not have adequate accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, and they are inadequately supervised by persons with requisite qualifications.

Our management has identified the following steps to address the above material weakness:

(1) We have been engaging with a financial accountant to assist us in preparing our financial statements in accordance with US GAAP standards and SEC rules and regulations.

(2) We intend to hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, there are no materials pending legal proceedings to which we are a party or of which any of our property is the subject. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 10, 2016, the Company was informed by its independent registered accountants, Dominic K.F. Chan & Co. ("DKFC"), that DCAW (CPA) Ltd. (“DCAW”) has succeeded from DKFC, the license to audit U.S. public company regulated by PCAOB, effective from May 1, 2016. The principals and staff of DCAW are the same auditors and staff who were engaged on the audit of the Company while at DKFC. The engagement of DCAW was approved by the Company’s Board of Directors on May 13, 2016.

The reports of DKFC on the Company’s financial statements as of and for the years ended December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal years ending ended December 31, 2015 and December 31, 2014 and the subsequent period through March 31, 2016, there have been no (i) disagreements with DKFC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DKFC, satisfaction, would have caused DKFC, to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Neither the Company nor anyone on behalf of the Company consulted DCAW regarding either (a) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of DCAW was provided with respect to any accounting, auditing, or financial reporting issue, or (b) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event described in Item 304(a)(1)(v) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: May 17, 2016	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer & Chief Financial Officer

