Form 10-K/A
period 2015-12-31
Consumer Capital Group, Inc.
filed 2016-07-19
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Registrant’s telephone number, including area code: 718-395-8150

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Accelerated filer	☐		Large accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,396,586.

Number of the issuer’s common stock outstanding as of July 15, 2016: 31,165,740 shares of common stock, par value $0.0001 per share.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

	PART I
Item 1A	Risk Factors	1

	PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART IV

Item 15	Exhibits, Financial Statement Schedules	38

Signatures		39

EXPLANATORY NOTE

Consumer Capital Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2014 and December 31, 2015 (“Amendment No. 1”) to amend the Comprehensive Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2016 (the “Original Annual Report”). The purpose of this Amendment No. 1 is to amend the corresponding disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section (“MD&A”) relating to the financial statement for the fiscal years ended December 31, 2015 and to include quarterly information for fiscal year 2015, as well as the corresponding disclosure in MD&A. In addition, this Amendment No. 1 amends the Original Annual Report to include certain risk factor that discusses the implications that may result from Company’s failure to timely file periodic and annual reports in the fiscal years ended December 31, 2014 and December 31, 2015.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No.1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No.1 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Original Annual Report. Amendment No. 1 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Annual Report.

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

We launched our online marketplace in 2015 and have a limited operating history. As our business develops or in response to competition, we may continue to introduce new products or make adjustments to our existing products, or make adjustments to our business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and investors served on our marketplace;

●	broaden our loan product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of our platform and the confidentiality of the information provided and utilized across our platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

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

Our existing or new loan products and changes to our platform could fail to attain sufficient market acceptance for many reasons, including but not limited to:

●	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

●	borrowers and investors using our platform may not like, find useful or agree with any changes;

●	our failure to properly price new loan products;

●	defects, errors or failures on our platform;

●	negative publicity about our loan products or our platform’s performance or effectiveness;

●	views taken by regulatory authorities that the new products or platform changes do not comply with PRC laws, rules or regulations applicable to us; and

●	the introduction or anticipated introduction of competing products by our competitors.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2012 and 2011.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We failed to file our Annual Reports on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

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

We may incur significant costs to comply with U.S. corporate governance and accounting requirements

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including but not limited to requirements under the Sarbanes-Oxley Act of 2002. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal years ended December 31, 2015 and 2014, and should be read in conjunction with such financial statements and related notes included in this report, and those in the Original Annual Report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Amendment No. 1 to the Original Annual Report.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this Amendment No. 1 on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on current beliefs, assumptions, and are subject to numerous risks and uncertainties. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Amendment No.1 on Form 10-K/A, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2015 and December 31, 2014, the cumulative translation adjustment of $(44,436) and $131,528, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2015 and 2014, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was a loss of $191,032 and a gain of $68,198, respectively.

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

Condensed Consolidated Quarterly Financial Statements

Consolidated Balance Sheets – Year ended December 31, 2015

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash	$8,566	$717,455	$570,192	$2,739,145
Accounts receivable	118,749	96,492	118,141	-
Advances to suppliers	43,771	98,684	122,286	38,302
Prepaid expenses	-	-	-	18,571
Interest receivables	-	-	-	843,953
Other receivables	369,067	551,573	617,865	395,152
Loan receivable, net	18,529,838	21,558,344	36,777,293	37,818,473
Deferred cost	10,813	10,836	10,758	813,548
Total current assets	19,080,804	23,033,384	38,216,535	42,667,144

Property and equipment, net	10,460	31,523	29,216	30,489
Goodwill	-	-	-	217,529
Deferred tax asset	-	-	-	307,057
Total non-current assets	10,460	31,523	29,216	555,075

Total assets	$19,091,264	$23,064,907	$38,245,751	$43,222,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$85,464	$184,235	$182,892	$-
Advances from customer	3,197	3,204	3,181	-
Loan from individuals	16,493,484	20,047,084	32,316,319	36,944,600
Accrued interest payables	-	-	-	131,538
Accrued liabilities	-	-	-	202,825
Payroll payables	13,290	-	648	-
Taxes payables	-	10,495	19,833	1,056,225
Other payables	67,321	28,038	17,394	339
Payable to shareholder	-	-	-	85,067
Related party payables	1,358,843	1,254,345	2,063,067	1,688,003
Deferred revenue	3,374,758	3,698,571	4,820,613	3,720,050
Total liabilities	$21,396,357	$25,225,972	$39,423,947	$43,828,647

Stockholders' deficit

Common stock, $0.0001 par value, 100,000,000 shares authorized (1)	$1,981	$1,981	$2,981	$3,117
Discount on common stock issued to founders	(130,741)	(130,741)	(130,741)	(130,741)
Additional paid-in capital (2)	3,375,701	3,375,701	3,375,701	4,402,476
Accumulated other comprehensive income	(37,283)	123,286	404,053	(44,436)
Accumulated deficit	(5,273,533)	(5,360,907)	(5,167,472)	(5,169,728)
Total Consumer Capital Group, Inc. stockholders' deficit	(2,063,875)	(1,990,680)	(1,515,478)	(939,312)
Non-controlling interest in subsidiary	(241,218)	(170,385)	337,282	332,884
Total stockholders' deficit	(2,305,093)	(2,161,065)	(1,178,196)	(606,428)

Total liabilities and stockholders' deficit	$19,091,264	$23,064,907	$38,245,751	$43,222,219

(1) 19,808,440 as of March 31, 2015 and June 30, 2015; 29,808,440 as of September 30, 2015; 31,165,740 as of December 31, 2015

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

Consolidated Quarterly Statements of Operations for the years ended December 31, 2015

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the three months ended June 30,		For the six months ended June 30,		For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Revenues	$-	$1,142,840	$695,833	$-	$695,833	$-	$2,227,752	$-	$2,923,585	$-
Cost of sales	-	1,127,921	-	-	-	-	-	-	-	-
Gross profit	-	14,919	695,833	-	695,833	-	2,227,752	-	2,923,585	-

Operating expenses:
Selling expenses	-	16,425	386,216	4,269	386,216	10,105	1,456,156	9,266	1,842,372	19,371
General & administrative expenses	158,460	214,257	469,624	255,666	628,084	465,706	380,478	87,797	1,008,562	553,503
Loss from disposal of subsidiary	-	-	-	6,842	-	6,842	-	-	-	6,842
Total operating expenses	158,460	230,682	855,840	266,777	1,014,300	482,653	1,836,634	97,063	2,850,934	579,716
Operating loss	(158,460)	(215,763)	(160,007)	(266,777)	(318,467)	(482,653)	391,118	(97,063)	72,651	(579,716)
Other income (expenses)
Other income	154	53	(154)	127	-	180	-	-	-	180
Other income - related party	-	-	-	(195)	-	(612)	-	(88)	-	(700)
Other expense	-	(437)	-	-	-	-	-	-	-	-
Change in fair value of derivative liabilities	-	(219,287)	-	48,471	-	(170,816)	-	(2,914,550)	-	(3,085,366)
Interest expense	-	(33,291)	(810)	(37,123)	(810)	(70,414)	(176)	(10,521)	(986)	(80,935)
Total other income (expenses)	154	(252,962)	(964)	11,280	(810)	(241,662)	(176)	(2,925,159)	(986)	(3,166,821)
Income (Loss) from continuing operations before taxes	(158,306)	(468,725)	(160,971)	(255,497)	(319,277)	(724,315)	390,942	(3,022,222)	71,665	(3,746,537)
Provision for income taxes	-	23	10,957	-	10,957	-	10,313	-	21,270	-
Net income (loss) from continuing operations	(158,306)	(468,748)	(171,928)	(255,497)	(330,234)	(724,315)	380,629	(3,022,222)	50,395	(3,746,537)
Discontinued operations
Income from discontinued operations, net of income taxes	-	-	-	-	-	70	-	-	-	70
Loss on disposal of subsidiary	-	-	-	-	-	-	-	-	-	-
Loss from discontinued operations, net of income taxes	-	-	-	-	-	70	-	-	-	70
Net income (loss)	$(158,306)	$(468,748)	$(171,928)	$(255,497)	$(330,234)	$(724,245)	$380,629	$(3,022,222)	$50,395	$(3,746,467)
Less: Net income (loss) attributable to non-controlling interest	(77,855)	34	(84,554)	-	(162,409)	34	187,193	-	24,784	34
Net income (loss) attributable to Consumer Capital Group, Inc.	(80,451)	(468,782)	(87,374)	(255,497)	(167,825)	(724,279)	193,436	(3,022,222)	25,611	(3,746,501)

Amounts attributable to Consumer Capital Group Inc.:	-	-	-	-	-	-	-	-	-	-
Continuing operations, net of income taxes	(80,451)	(468,782)	(87,374)	(255,497)	(167,825)	(724,349)	193,436	(3,022,222)	25,611	(3,746,571)
Discontinued operations, net of income taxes	-	-	-	-	-	70	-	-	-	70
Net income (loss) attributable to Consumer Capital Group, Inc.	$(80,451)	$(468,782)	$(87,374)	$(255,497)	$(167,825)	$(724,279)	$193,436	$(3,022,222)	$25,611	$(3,746,501)

Basic and diluted income (loss) per common shares
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$0.01	$(0.16)	$0.00	$(0.20)
Discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Weighted average number of common shares outstanding - basic and diluted	19,514,279	19,072,532	19,808,440	19,072,532	19,662,172	19,072,532	20,467,781	19,077,629	19,931,244	19,074,401

Comprehensive income (loss)
Net income (loss)	$(158,306)	$(468,748)	$(171,928)	$(255,497)	$(330,234)	$(724,245)	$380,629	$(3,022,222)	$50,395	$(3,746,467)
Foreign currency translation adjustments	(332,174)	16,691	648,130	(7,894)	315,956	8,797	285,285	481	601,241	9,278
Comprehensive income (loss), net of tax	$(490,480)	$(452,057)	$476,202	$(263,391)	$(14,278)	$(715,448)	$665,914	$(3,021,741)	$651,636	$(3,737,189)
Comprehensive income (loss) attributable to non-controlling interest	(241,218)	757	70,833	10,947	(170,385)	10,190	507,667	-	337,282	10,190
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(249,262)	$(452,814)	$405,369	$(274,338)	$156,107	$(725,638)	$158,247	$(3,021,741)	$314,354	$(3,747,379)

Consolidated Quarterly Statements of Cash Flows for the years ended December 31, 2015

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		For the six months ended June 30,		For the nine months ended September 30,
	2015	2014	2015	2014	2015	2014
Operating Activities
Net income (loss)	$(80,451)	$(468,748)	$(167,825)	$(724,245)	$25,611	$(3,746,467)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation expense	72,001	3,732	50,940	6,857	53,246	10,025
Amortization of debt discount	-	27,961	-	64,047	-	73,491
Change in fair value of derivative liabilities	-	219,287	-	170,815	-	3,085,366
Loss on disposal of subsidiary	-	-	-	6,841	-	6,841
Minority interests in operations of consolidated subsidiaries	(241,218)	-	(170,385)	-	337,282	-

Change in operating assets and liabilities:
Accounts receivable	(118,749)	10,945	(96,492)	10,829	(118,141)	10,829
Advances to suppliers	(43,771)	370,701	(98,684)	366,747	(122,286)	366,747
Inventories	-	(139,482)	-	(137,994)	-	(137,994)
Prepaid expenses	1,200	11,313	1,200	67,255	1,200	60,167
Deferred Cost	(10,813)	-	(10,836)	-	(10,758)	-
Other receivables	(364,156)	(239)	(546,662)	(237)	(612,954)	(237)
Other assets	-	(2,054)	-	(4,430)	-	(1,528)
Accounts payable	85,464	(18,018)	184,235	(17,785)	182,892	(17,785)
Accrued expenses	(144,821)	5,713	(144,821)	68,597	(144,821)	37,011
Advances from customers	3,197	-	3,204	-	3,181	-
Deferred revenue	3,374,758	-	3,698,571	-	4,820,613	-
Taxes payable	-	(9,367)	10,495	(9,428)	19,833	(9,488)
Payable to shareholder	(85,127)	1,020	(85,127)	2,416	(85,127)	4,467
Derivative liabilities	(213,498)	-	(213,498)	-	(213,498)	-
Other payables	(22,577)	4,924	(75,151)	4,873	(85,146)	91,627

Cash flows provided by(used in) operating activities	2,211,439	17,688	2,339,164	(124,842)	4,051,127	(166,928)
Investing Activities
Loan to receivable	(18,529,838)	-	(21,558,344)	-	(36,777,292)	-
Equipment Purchased	(1,704)	-	(22,765)	-	(20,459)	-
Cash increased on investment of subsidiary	-	-	-	(2,506)	-	(2,506)

Cash flows used in investing activities	(18,531,542)	-	(21,581,109)	(2,506)	(36,797,751)	(2,506)

Financing Activities
Proceeds from third party debt	-	16,387	-	(64,848)	-	154,048
Proceeds from related party debt	35,267	1,052,181	(69,231)	1,139,566	739,491	1,162,415
Principal payments on related party debt	-	-	-	(1,162,395)	-	-
Payments to third party debt	-	-	-	129,695	-	(64,852)
Principal payments on related party debt	-	(1,174,928)	-	-	-	(1,162,395)
Proceeds from issuance of shares	-	-	-	-	801,912	-
Accrued interest payable	16,493,484	-	20,047,084	-	32,316,320	-

Cash flows provided by(used in) financing activities	16,528,751	(106,360)	19,977,853	42,018	33,857,723	89,216

Effect of exchange rate on cash and cash equivalents	(240,811)	(1,752)	(59,182)	(2,599)	(581,636)	(9,961)

Change in cash and cash equivalents during the period	(32,163)	(90,424)	676,726	(85,330)	529,463	(90,179)

Cash at beginning of the period	40,729	101,685	40,729	101,686	40,729	101,686

Cash at end of the period	$8,566	$11,261	$717,455	$13,757	$570,192	$11,507

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$-	$30,991	$-	$74,491	$-	$73,491
Conversion of convertible notes	$63,709	$15,000	$63,709	$15,000	$63,709	$27,000
Settlement of derivative liabilities into additional paid-in capital	$-	$5,922	$-	$5,922	$-	$33,816
Supplemental disclosure of cash flow information
Income taxes paid	$-	$23	$10,957	$23	$21,270	$23
Interest paid	$317,006	$-	$866,731	$-	$1,787,963	$-

Consolidated Statement of Changes in Stockholders' Deficit

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Discounted on Common	Additional Paid-In	Accumulated Earnings/	Accumulated Other Comprehensive	Shareholders'	Non-controlling
	Shares	Amount	Stock	Capital	(Deficit)	Income	deficit	Interest	Total
Balance at December 31, 2014	19,394,079	$1,940	$(130,741)	$3,311,992	$(5,193,082)	$131,528	$(1,878,363)	$-	$(1,878,363)

Conversion of Convertible Notes	414,361	41	-	63,709	-	-	63,750	-	63,750

Net Loss	-	-	-	-	(80,451)	-	(80,451)	(77,855)	(158,306)

Foreign Currency Translation Adjustment	-	-	-	-	-	(168,811)	(168,811)	(163,363)	(332,174)

Balance at March 31, 2015 (Unaudited)	19,808,440	$1,981	$(130,741)	$3,375,701	$(5,273,533)	$(37,283)	$(2,063,875)	$(241,218)	$(2,305,093)

Net Loss	-	-	-	-	(87,374)	-	(87,374)	(84,554)	(171,928)

Foreign Currency Translation Adjustment	-	-	-	-	-	160,569	160,569	155,387	315,956

Balance at June 30, 2015 (Unaudited)	19,808,440	$1,981	$(130,741)	$3,375,701	$(5,360,907)	$123,286	$(1,990,680)	$(170,385)	$(2,161,065)

New Issues	10,000,000	1,000	-	-	-	-	1,000	-	1,000

Net Income	-	-	-	-	193,435	-	193,435	187,193	380,628

Foreign Currency Translation Adjustment	-	-	-	-	-	280,767	280,767	320,474	601,241

Balance at September 30, 2015 (Unaudited)	29,808,440	$2,981	$(130,741)	$3,375,701	$(5,167,472)	$404,053	$(1,515,478)	$337,282	$(1,178,196)

New Issues	1,357,300	136	-	1,026,775	-	-	1,026,911	-	1,026,911

Net Loss	-	-	-	-	(2,256)	-	(2,256)	533,676	531,420

Foreign Currency Translation Adjustment	-	-	-	-	-	(448,489)	(448,489)	(327,564)	(776,053)

Capital injection to Zhonghui from minority shareholders	-	-	-	-	-	-	-	(210,510)	(210,510)
Balance at December 31, 2015 (Audited)	31,165,740	$3,117	$(130,741)	$4,402,476	$(5,169,728)	$(44,436)	$(939,312)	$332,884	$(606,428)

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars:

	For The Years Ended December 31,
	2015	2014
Revenues	$5,025,558	$38,962

Operating expenses:
Selling expenses	2,565,109	9,484
General and administrative expenses	2,639,126	973,438
Business taxes	300,846	-
Total operating expenses	5,505,081	982,922

Operating loss	(479,523)	(943,960)

Provision for loan losses	915,982	-

Other income (expenses)
Other income	-	374,057
Interest income	5,324,704	-
Change in fair value of derivative liabilities	213,498	(359,056)
Loss on debt default	-	(31,250)
Other expense	(99,896)	-
Interest expense	(3,026,796)	(115,550)
Total other income (expenses)	2,411,510	(131,799)

Income (Loss) from continuing operations before taxes	1,016,105	(1,075,759)
Provision for income taxes	434,291	-
Net income (loss) from continuing operations	581,814	(1,075,759)
Discontinued operations
Income from discontinued operations, net of income taxes	-	70
Loss on disposal of subsidiary	-	(47,871)
Loss from discontinued operations, net of income taxes	-	(47,801)
Net income (loss)	581,814	(1,123,560)
Less: Net income attributable to Non-controlling interest	558,460	34
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)
Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	23,354	(1,075,793)
Discontinued operations, net of income taxes	-	(47,801)
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)

Basic and diluted earnings (loss) per common shares
Continuing operations	$0.00	$(0.06)
Discontinued operations	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted (1)	22,420,839	19,120,493

Comprehensive income (loss)
Net income (loss)	$581,814	$(1,123,560)
Foreign currency translation adjustment	(191,032)	68,198
Comprehensive income (loss), net of tax	$390,782	$(1,055,362)
Comprehensive income (loss) attributable to non-controlling interest	-	(757)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$390,782	(1,054,605)

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

Selling expenses increased from $9,484 for the year ended December 31, 2014 to $2,565,109 for the year ended December 31, 2015, an increase of $2,555,625. The increase is mainly attributed to the increase in expenses relating to the sales of our services and products.

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

Loss from operations.

As a result of the factors described above, operating loss was $479,423 for the year ended December 31, 2015, compared to operating loss of $943,960 for the year ended December 31, 2014, a decrease of operating loss approximately $464,437.

Other income and expenses.

We did not generate any other income for the year ended December 31, 2015, compared to $374,057 for the year ended December 31, 2014. Our interest income was $5,324,705 for the year ended December 31, 2015, compared to $0 for the year ended December 31, 2014. We incurred 3,026,796 in interest expense for the year ended December 31, 2015, compared to $115,550 for the year ended December 31, 2014. Expenses from changes in the fair value of our derivative as a result of adopting ASC 82010 was an income of $213,498 for the year ended December 31, 2015, compared to a loss of $359,056 for the year ended December 31, 2014. We incurred $0 in loss on debt default for the year ended December 31, 2015, compared to $31,250 for the year ended 2014. The total other income was $2,411,510 for the year ended December 31, 2015, compared to a total other expense of $131,799 for the year ended December 31, 2014.

Income tax.

We received a tax credit of $434,291 for the year ended December 31, 2015, compared to $0 for the year ended December 31, 2014.

Net loss from continuing operations.

As a result of the factors described above, our net income from continuing operations for the year ended December 31, 2015 was $581,814, compared to net loss of $1,075,759 for the year ended December 31, 2014, an increase in loss of $1,657,573.

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

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2015 was $191,032, compared to translation gain of $68,198 for the year ended December 31, 2014, a decrease of $259,230.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $23,354, or of $0.00 per share (basic and diluted), for the year ended December 31, 2015, compared to net loss of $1,123,594, or loss of $0.06 per share (basic and diluted), for the year ended December 31, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we did not generate any revenue, compared to revenue of $1,142,840 for the three months ended March 31, 2014, a decrease of $1,142,840. The significant revenue decrease was due to the significant decrease of our sales in products and services.

Operating expenses totaled $158,460 for the three months ended March 31, 2015, compared to $230,682 for the three months ended March 31, 2014, a decrease of $72,222. The decrease is mainly attributed to the decrease in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses decreased from $16,425 for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015, a decrease of $16,425. The increase is mainly attributed to the decrease of marketing expenses relating to the sales of our products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $158,460 for the three months ended March 31, 2015, compared to $214,257 for the three months ended March 31, 2014, a decrease of $55,797. The decrease is mainly attributed to the decrease in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating loss was $158,460 for the three months ended March 31, 2015, compared to operating loss of $215,763 for the three months ended March 31, 2014, a decrease of approximately $57,303.

Other income and expenses.

We generated $154 in other income for the three months ended March 31, 2015, compared to $53 for the three months ended March 31, 2014. We incurred $0 in other expense for the three months ended March 31, 2015, compared to $437 incurred for the three months ended March 31, 2014. We incurred $0 in interest expense for the three months ended March 31, 2015, compared to an interest expense of $33,291 for the three months ended March 31, 2014. We incurred $0 in expense from the change in fair value of derivative liabilities for the three months ended March 31, 2015, compared to $219,287 for the three months ended March 31, 2014. As a result, we generated a total other income of $154 for the three months ended March 31, 2015, compared to a total expense of $252,962 for the three months ended March 31, 2014. The significant increase is primarily due to the decrease of expense relating to the change in fair value of derivative liabilities and interest expense.

Net loss.

Our net loss for the three months ended March 31, 2015 was $158,306, compared to net loss of $468,748 for the three months ended March 31, 2014, a decrease of net loss of $310,442. The decrease of net loss is mainly due to the decrease of operating expenses.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2015 was $332,174, compared to translation gain of $16,691 for the three months ended March 31, 2014, a decrease of $348,865.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we generated revenue of $695,833, compared to revenue of $0 for the three months ended June 30, 2014, an increase of $695,833. The significant revenue increase was due to the launch of new business in online financial services.

Operating expenses totaled $855,840 for the three months ended June 30, 2015, compared to $266,777 for the three months ended June 30, 2014, an increase of $589,063. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses, offset by the decrease of loss from disposal of subsidiary.

Selling, general and administrative expenses.

Selling expenses increased from $4,269 for the three months ended June 30, 2014 to $386,216 for the three months ended June 30, 2015, an increase of $381,947. The increase is mainly attributed to the increase of marketing expenses relating to the sales of our products and services.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $469,624 for the three months ended June 30, 2015, compared to $255,666 for the three months ended June 30, 2014, an increase of $213,958. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating loss was $160,007 for the three months ended June 30, 2015, compared to operating loss of $266,777 for the three months ended June 30, 2014, an increase of approximately $106,770.

Other income and expenses.

We did not generate any other income for the three months ended June 30, 2015, compared to an income of $127 and an expense of $195 to related party for the three months ended June 30, 2014. We incurred $154 in other expense for the three months ended June 30, 2015, compared to $68 incurred for the three months ended June 30, 2014. We incurred $810 in interest expense for the three months ended June 30, 2015, compared to an interest expense of $37,123 for the three months ended June 30, 2014. We incurred $0 in expense from the change in fair value of derivative liabilities for the three months ended June 30, 2015, compared to an income of $48,471 for the three months ended June 30, 2014. As a result, we incurred a total other expense of $964 for the three months ended June 30, 2015, compared to a total income of $11,280 for the three months ended June 30, 2014. The significant decrease is primarily due to the decrease of change in fair value of derivative liabilities.

Net loss.

Our net loss for the three months ended June 30, 2015 was $171,928, compared to net loss of $255,497 for the three months ended June 30, 2014, a decrease of net loss of $83,569. The decrease of net loss is mainly due to the decrease of operating expenses.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gains for the three months ended June 30, 2015 was $648,130, compared to translation loss of $7,894 for the three months ended June 30, 2014, an increase of $656,024.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015, we generated revenue of $695,833, compared to revenue of $0 for the three months ended June 30, 2014, an increase of $695,833. The significant revenue increase was due to the launch of new business in online financial services.

Operating expenses totaled $1,014,300 for the six months ended June 30, 2015, compared to $482,653 for the six months ended June 30, 2014, an increase of $531,647. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses, offset by the decrease of loss from disposal of subsidiary.

Selling, general and administrative expenses.

Selling expenses increased from $10,105 for the six months ended June 30, 2014 to $386,216 for the three months ended June 30, 2015, an increase of $376,111. The increase is mainly attributed to the increase of marketing expenses relating to the sales of our products and services.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $628,084 for the six months ended June 30, 2015, compared to $465,706 for the six months ended June 30, 2014, an increase of $162,378. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating loss was $318,467 for the six months ended June 30, 2015, compared to operating loss of $482,653 for the six months ended June 30, 2014, a decrease of approximately $164,186.

Other income and expenses.

We did not generate any other income for the six months ended June 30, 2015, compared to an income of $180 and an expense of $612 to related party for the six months ended June 30, 2014. We incurred $0 in other expense for the six months ended June 30, 2015, compared to $0 incurred for the six months ended June 30, 2014. We incurred $810 in interest expense for the six months ended June 30, 2015, compared to an interest expense of $70,414 for the six months ended June 30, 2014. We incurred $0 in expense from the change in fair value of derivative liabilities for the six months ended June 30, 2015, compared to $170,816 for the six months ended June 30, 2014. As a result, we incurred a total other expense of $810 for the six months ended June 30, 2015, compared to a total expense of $241,662 for the six months ended June 30, 2014. The significant decrease is primarily due to the decrease of change in fair value of derivative liabilities.

Net loss.

Our net loss for the six months ended June 30, 2015 was $330,234, compared to net loss of $724,245 for the six months ended June 30, 2014, a decrease of net loss of $394,011. The decrease of net loss is mainly due to the increase of revenue and increase of operating expenses, offset by the decrease of total other expenses.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gains for the six months ended June 30, 2015 was $315,956, compared to translation gain of $8,797 for the six months ended June 30, 2014, an increase of $307,159.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015, we generated revenue of $2,227,752, compared to revenue of $0 for the three months ended September 30, 2014, an increase of $2,227,752. The significant revenue increase was due to the launch of new business in online financial services.

Operating expenses totaled $1,836,634 for the three months ended September 30, 2015, compared to $97,063 for the three months ended June 30, 2014, an increase of $1,739,571. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $9,266 for the three months ended September 30, 2014 to $1,456,156 for the three months ended September 30, 2015, an increase of $1,446,890. The increase is mainly attributed to the increase in expenses relating to the sales of our products and services.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $380,478 for the three months ended September 30, 2015, compared to $87,797 for the three months ended September 30, 2014, an increase of $292,681. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating gain was $391,118 for the three months ended September 30, 2015, compared to operating loss of $97,063 for the three months ended September 30, 2014, an increase of approximately $488,181.

Other income and expenses.

We did not generate any other income for the three months ended September 30, 2015, compared to an income of $0 and an expense of $88 to related party for the three months ended September 30, 2014. We incurred $0 in other expense for the three months ended September 30, 2015, compared to $0 incurred for the three months ended September 30, 2014. We incurred $176 in interest expense for the three months ended September 30, 2015, compared to an interest expense of $10,521 for the three months ended September 30, 2014. We incurred $0 in expense from the change in fair value of derivative liabilities for the three months ended September 30, 2015, compared to $2,914,550 for the three months ended September 30, 2014. As a result, we incurred a total other expense of $176 for the three months ended September 30, 2015, compared to a total expense of $2,925,159 for the three months ended September 30, 2014. The significant decrease is primarily due to the decrease of change in fair value of derivative liabilities.

Net loss.

Our net income for the three months ended September 30, 2015 was $380,628, compared to net loss of $3,022,222 for the three months ended September 30, 2014, an increase of net gain of $3,402,850. The increase of net gain is mainly due to the increase of revenue from our new business.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gains for the three months ended September 30, 2015 was $285,286, compared to translation gain of $481 for the three months ended September 30, 2014, an increase of $284,805.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, we generated revenue of $2,923,585, compared to revenue of $0 for the nine months ended September 30, 2014, an increase of $2,923,585. The significant revenue increase was due to the launch of new business in online financial services.

Operating expenses totaled $2,850,931 for the nine months ended September 30, 2015, compared to $579,716 for the nine months ended September 30, 2014, an increase of $2,271,215. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $19,371 for the nine months ended September 30, 2014 to $1,842,372 for the nine months ended September 30, 2015, an increase of $1,823,001. The increase is mainly attributed to the increase of marketing expenses relating to the sales of our products and services.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $1,008,562 for the nine months ended September 30, 2015, compared to $553,503 for the nine months ended September 30, 2014, an increase of $455,059. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Loss from operations.

As a result of the factors described above, operating gain was $72,650 for the nine months ended September 30, 2015, compared to operating loss of $579,716 for the nine months ended September 30, 2014, an increase of approximately $652,366.

Other income and expenses.

We did not generate any other income for the nine months ended September 30, 2015, compared to an income of $0 and an expense of $88 to related party for the nine months ended September 30, 2014. We incurred $0 in other expense for the nine months ended September 30, 2015, compared to $0 incurred for the nine months ended September 30, 2014. We incurred $986 in interest expense for the nine months ended September 30, 2015, compared to an interest expense of $80,935 for the nine months ended September 30, 2014. We incurred $0 in expense from the change in fair value of derivative liabilities for the nine months ended September 30, 2015, compared to $3,085,366 for the nine months ended September 30, 2014. As a result, we incurred a total other expense of $986 for the nine months ended September 30, 2015, compared to a total expense of $80,935 for the nine months ended September 30, 2014. The significant decrease is primarily due to the decrease of change in fair value of derivative liabilities.

Net loss.

Our net income for the nine months ended September 30, 2015 was $50,394, compared to net loss of $3,746,467 for the nine months ended September 30, 2014, an increase of net gain of $3,796,861. The increase of net gain is mainly due to the increase of revenue from our new business.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gains for the nine months ended September 30, 2015 was $604,241, compared to translation gain of $9,278 for the nine months ended September 30, 2014, an increase of $594,963.

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

The audited balance sheet of the Company as of December 31, 2015 and December 31, 2014, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Dominic KF Chan & Co., independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

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

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2016	CONSUMER CAPITAL GROUP INC.

	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	July 19, 2016
Jianmin Gao	Chief Executive Officer,
and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Fei Gao	Chief Operating Officer & Director	July 19, 2016
Fei Gao

/s/ Dong Yao	Chief Technology Officer & Director	July 19, 2016
Dong Yao

