Form 10-Q
period 2016-06-30
Consumer Capital Group, Inc.
filed 2016-08-15
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Registrant’s telephone number, including area code: (516) 874-4566

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

The registrant had 32,178,849 shares of common stock, $0.0001 per share, issued and outstanding at August 15, 2016.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and Variable Interest Entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Cash	$1,949,782	$2,739,145
Advances to suppliers	-	38,302
Prepaid expenses	16,185	18,571
Interest receivables	639,635	843,953
Other receivables	487,874	395,152
Loan receivable, net	40,461,857	37,818,473
Deferred cost-related party	1,674,135	813,548
Total current assets	45,229,468	42,667,144

Property and equipment, net	117,386	30,489
Goodwill	217,529	217,529
Deferred tax asset	234,317	307,057
Total non-current assets	569,232	555,075

Total assets	$45,798,700	$43,222,219

Loan from individuals	$39,532,898	$36,944,600
Accrued interest payable	128,805	131,538
Accrued liabilities	200,912	202,825
Income tax payables	556,943	570,425
Taxes payable	718,042	485,800
Other payables	692,259	339
Payable to shareholder	117,767	85,067
Related party payables	1,595,609	1,688,003
Deferred revenue	-	3,720,050
Total liabilities	43,543,235	43,828,647

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,165,740 and 31,165,740 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,117	3,117
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	6,695,221	4,402,476
Accumulated other comprehensive income	11,155	(44,436)
Accumulated deficit	(5,130,624)	(5,169,728)
Total Consumer Capital Group, Inc. stockholders' deficit	1,448,128	(939,312)
Non-controlling interest in subsidiary	807,337	332,884
Total stockholders' equity (deficit)	2,255,465	(606,428)

Total liabilities and stockholders' equity	$45,798,700	$43,222,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues	$4,806,866	$695,833	$5,281,479	$695,833
Gross profit	4,806,866	695,833	5,281,479	695,833

Operating expenses:
Selling expenses	189,577	386,216	433,424	386,216
General & administrative expenses	886,867	469,624	1,449,647	628,084
Total operating expenses	1,076,444	855,840	1,883,071	1,014,300
Operating income (loss)	3,730,422	(160,007)	3,398,408	(318,467)
Reversal for loan losses	311,538	-	269,487	-
Other income (expenses)	(2,968,636)	(964)	(3,003,192)	(810)
Income (Loss) before income taxes	1,073,324	(160,971)	664,703	(319,277)
Provision for income taxes	73,411	10,957	73,411	10,957
Net Income (Loss)	999,913	(171,928)	591,292	(330,234)
Less: Net income (loss) attributable to non-controlling interest	674,816	(84,554)	552,188	(162,409)
Net income (loss) attributable to Consumer Capital Group, Inc.	$325,097	$(87,374)	$39,104	$(167,825)

Basic and diluted income (loss) per common shares	$0.01	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic and diluted (1)	31,165,740	19,808,440	31,165,740	19,662,172

Comprehensive income (loss)
Net income (loss)	$999,913	$(171,928)	$591,292	$(330,234)
Foreign currency translation adjustments	3,199	648,130	(22,144)	315,956
Comprehensive income (loss)	$1,003,112	$476,202	$569,148	$(14,278)
Comprehensive income (loss) attributable to non-controlling interest	609,499	70,833	474,453	(170,385)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$393,613	$405,369	$94,695	$156,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$39,104	$(167,825)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	14,804	50,940
Allowance for loan losses	(269,487)	-
Deferred tax benefit	67,372	-
Minority interests in operations of consolidated subsidiaries	474,453	(170,385)

Change in operating assets and liabilities:
Accounts receivable	-	(96,492)
Advances to suppliers	38,078	(98,684)
Prepaid expenses	2,038	1,200
Deferred Cost–related party	(890,876)	(10,836)
Interest receivables	189,630	-
Other receivables	(98,634)	(546,662)
Accounts payable	-	184,235
Accrued expenses	(596)	(144,821)
Advances from customers	-	3,204
Deferred revenue	(3,698,309)	3,698,571
Taxes payable	244,379	10,495
Payable to shareholder	32,509	(85,127)
Derivative liabilities	-	(213,498)
Other payables	701,676	(75,151)

Net cash flows provided by (used in) operating activities	(3,153,859)	2,339,164

Investing Activities
Loan receivable	(3,212,038)	(21,558,344)
Equipment purchased	(102,409)	(22,765)

Net cash flows used in investing activities	(3,314,447)	(21,581,109)

Financing Activities
Repayment of loans from customers	2,110,120	-
Loans to related parties	(65,468)	(69,231)
Proceeds from issuance of shares	200,968	-
Accrued interest payable	-	20,047,084
Loan from individuals	4,140,259	-

Net cash flows provided by financing activities	6,385,879	19,977,853

Effect of exchange rate on cash and cash equivalents	(706,936)	(59,182)

Change in cash and cash equivalents during the period	(789,363)	676,726

Cash and cash equivalents at beginning of the period	2,739,145	40,729

Cash and cash equivalents at end of the period	$1,949,782	$717,455

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$-	$63,709
Supplemental disclosure of cash flow information
Income taxes paid	$7,692	$10,957
Interest paid	$386,949	$866,731

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2016 are as follows:

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of 2016 include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, 50.82% majority ownership in Shanghai Zhonghui, and 51% majority ownership in Arki Tianjin. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of June 30, 2016 and December 31, 2015, the cumulative translation adjustment of $11,155 and $(44,436), respectively, was classified as accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. The foreign currency translation adjusted to accumulated other comprehensive income was $3,199 and $648,130 for the three months ended June 30, 2016 and 2015 respectively, and $(22,144) and $ 315,956 for the six months ended June 30, 2016 and 2015, respectively

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in investors’ equity as part of accumulated other comprehensive income.

	June 30,	December 31,
	2016	2015
Balance sheet items, except for the equity accounts	6.6312	6.4936
Items in the statements of income and comprehensive loss and statement of cash flow	6.5303	6.2284

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenue was both $Nil as of June 30, 2016 and December 31, 2015.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $ Nil as of June 30, 2016 and $3,720,050 as of December 31, 2015.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. There were no benefit expenses for the three and six months ended June 30, 2016 and 2015.

NON-CONTROLLING INTEREST

Non-controlling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of June 30, 2016 and December 31, 2015 were $556,943 and $570,425, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of June 30, 2016 and December 31, 2015. For the three and six months ended June 30, 2016 and 2015, basic and diluted income (loss) per share was the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The cost of the equity based payments is recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. There were no Share-based compensation expenses for the three and six months ended June 30, 2016 and 2015.

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $8,167 and $119,569, respectively. As of June 30, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $1,941,615 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced non-performance by these institutions.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2015, the Company has one significant borrower, which accounted for 87% of total loan receivable balance. The aforementioned borrower paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

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

NOTE 4 - ADVANCES TO SUPPLIERS

As of June 30, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Advances to suppliers	$-	$38,302

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at June 30, 2016 and December 31, 2015.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Prepaid conference fee	$16,185	$6,930
Prepaid website services	-	10,441
Prepaid rent	-	1,200

Total prepaid expenses	$16,185	$18,571

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN RECEIVABLES, NET

The interest rates on loans issued at 24% for the six months ended June 30, 2016.

As of June 30, 2016, the total loan receivables balance was $41,399,124 and 87% of the loan receivables is issued to one third party small business borrower.

Loan receivables consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan receivable	$41,399,124	$39,046,700

Allowance for impairment losses
Collectively assessed	413,991	601,319
Individually assessed	523,276	626,908
Total allowance for loan losses	937,267	1,228,227

Loan receivables, net	$40,461,857	$37,818,473

The Company originates loans to borrowers located primarily in Yanbian City, Jilin Province of the People’s Republic of China. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to business borrowers. As of June 30, 2016, the Company had 6 business loan borrowers. Loans of $36,204,064 (RMB240.1 million) lent to one borrower in Yanbian City are secured by collateral. The total fair value of the collateral is approximately $46 million (RMB305.32 million) at April 20, 2016. Allowance on loan losses are estimated on quarterly basis in accordance with probable based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

The allowance for loan losses reversed $311,538 and $Nil for the three months ended June 30, 2016 and 2015 respectively, and $269,487 and $Nil, for the six months ended June 30, 2016 and 2015, respectively. No write-offs against allowances have occurred for the three and six months ended June 30, 2016 and 2015.

The following table (unaudited) represents the aging of loans as of June 30, 2016:

	1-89	90-179	180-365	Over 1
	days past due	days past due	days past due	year past due	Total past due	Current	Total Loans
Business loans	$3,573,960	$6,318,520	$5,911,360	$3,770,000	$19,573,840	$21,825,284	$41,399,124

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2016:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan at end of period	$41,399,124	$39,046,700
Provisions	937,267	1,228,227
Ending balance	$40,461,857	$37,818,473

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the six months ended June 30, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFERRED COST – RELATED PARTY

Deferred cost consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred servicing fee	$1,674,135	$813,548

Total deferred cost	$1,674,135	$813,548

Details of this related party transaction please refer to Note 16.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Office equipment & computers	$38,289	$39,102
Equipment	18,310	5,919
Vehicles	84,158	-
Office furniture & fixtures	44,536	45,481
	185,293	90,502
Less: accumulated depreciation	(67,907)	(60,013)
Total property & equipment, net	$117,386	$30,489

For six months ended June 30, 2016 and June 30, 2015, depreciation expense was $14,804 and $50,940, respectively.

NOTE 11 - GOODWILL

Goodwill was arise from acquisition of Shanghai Zhonghui on December 23, 2014.

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
At beginning of period	$217,529	$217,529
Additional during the period	-	-
At end of period	$217,529	$217,529

The key financial information at the date of acquisitions was as follows:

Consideration paid by the Company through Arki Network Service	$5,000,000

Paid-in capital	$5,000,000
Accumulated loss ($428,039), percentage of ownership 50.82%	(217,529)
Net asset value	$4,782,471

Goodwill at date of acquisition	$217,529

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from two months to one year and with corresponding interest rates varying from 11% to 17.5%.

Loan from individuals consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from individuals	$39,532,898	$36,944,600

The following table (unaudited) represents the aging of loans from individual June 30, 2016:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$-	$-	$-	$-	$-	$39,532,898	$39,532,898

NOTE 13 - PAYABLE TO SHAREHOLDER

The payable included loan payables $117,767 and $85,067 to Caesar Capital Management Ltd., a shareholder of the Company, as of June 30, 2016 and December 31, 2015, respectively. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty.

NOTE 14 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Lihua Xiao	Management
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

b) The Company had the following related party balances at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from Mr. Jianmin Gao	$510,465	$561,798
Loan from Mr. Fei Gao	630,934	748,376
Loan from Ms. Lihua Xiao	154,947	72,216
Huirong	299,263	305,613
Total related party payables	$1,595,609	$1,688,003

Deferred cost to Huirong	$1,674,135	$813,548

The related party payables are non-interest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended June 30, 2016 and 2015, the Company borrowed both $Nil from Mr. Jianmin Gao and made payments $11,827 and $Nil back to Mr. Jianmin Gao, respectively. For the six months ended June 30, 2016 and 2015, the Company borrowed both $Nil from Mr. Jianmin Gao and made payments $51,333 and $Nil back to Mr. Jianmin Gao, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2016 and 2015, the Company borrowed both $7,833 from Mr. Fei Gao and made payments both $Nil back to Mr. Fei Gao, respectively. For the six months ended June 30, 2016 and 2015, the Company borrowed $7,833 from Mr. Fei Gao and made payments $125,275 and $Nil back to Mr. Fei Gao, respectively.

For the three months ended June 30, 2016 and 2015, the Company borrowed $117,218 and $Nil from Ms. Lihua Xiao and made payments both $Nil back to Ms. Lihua Xiao, respectively. For the six months ended June 30, 2016 and 2015, the Company borrowed $117,218 and $Nil from Ms. Lihua Xiao and made payments $34,487 and $Nil back to Ms. Lihua Xiao, respectively.

For the three months ended June 30, 2016 and 2015, the Company borrowed both $Nil from Huirong and made repayments of $53,446 and $Nil back to Huirong, respectively. For the six months ended June 30, 2016 and 2015, the Company borrowed $47,096 from Huirong and made repayments of $53,446 and $Nil back to Huirong, respectively.

For the three months ended June 30, 2016, the deferred cost to Huitong increased with $856,361.

For the six months ended June 30, 2016, the deferred cost to Huitong increased with $860,587.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 20, 2014, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, Arki (Beijing) E-commerce Technology Corp. and America Arki Network Service Beijing Co. Ltd. The Company agreed to pay a quarterly rent of RMB233,960, or approximately $37,136, starting on December 20, 2014. And the Company agreed to pay a quarterly rent of RMB248,713, or approximately $39,943, starting on December 20, 2015. The lease will expire on December 26, 2016. Rent expense totaled $38,103 and $39,943 for the three months ended June 30, 2016 and 2015, respectively, and rent expense totaled $76,206 and $79,886 for the six months ended June 30, 2016 and 2015, respectively.

Total future minimum rental lease commitments are as follows:

Twelve Months Ended June 30:	(Unaudited)
2017	$114,309
Total	$114,309

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of June 30, 2016.

NOTE 16 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2016 and 2015 respectively.

America Pine Beijing Bio-Tech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2016 and 2015 respectively.

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2016 and 2015 respectively.

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2016 and 2015 respectively.

Shanghai Zhonghui Financial Information Service Company Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the six months ended June 30, 2016.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the period from October 22, 2015 (date of inception) to June 30, 2016.

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

Income (Loss) before income taxes consists of:

	For the three months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Non-PRC	$(21,393)	$-
PRC	1,094,717	(160,971)
	$1,073,324	$(160,971)

Income (Loss) before income taxes consists of:

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Non-PRC	$(44,603)	$-
PRC	709,306	(319,277)
	$664,703	$(319,277)

The provision for income taxes from operations was $73,411 for the three and six months ended June 30, 2016 and both $Nil for the three and six months ended June 30, 2015.

The components of deferred taxes are as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Deferred tax assets, non-current portion
Allowance for loan losses	$234,317	$307,057
Total deferred tax assets, non-current portion	$234,317	$307,057

The management of the Company believes the net operating loss carried forward is more likely than not that these loss will not be made up in the future.

Taxes payable consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Business tax payable	638,553	428,491
Other taxes payable	79,489	57,309
Total taxes payable	$718,042	$485,800

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three and six months ended June 30, 2016 and 2015, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 17 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the three months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Income (Loss) before income taxes	$1,073,324	$(160,971)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$0.01	$(0.00)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	31,165,740	19,808,440
Basic and diluted loss per share	$0.01	$(0.00)

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Income (Loss) before income taxes	$664,703	$(319,277)
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$0.00	$(0.01)
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	31,165,740	19,662,172
Basic and diluted loss per share	$0.00	$(0.01)

For the three and six months ended June 30, 2016 and 2015, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 18 - SUBSEQUENT EVENT

As of this report date, RMB 120.3 million loans to one of the Shanghai Zhonghui’s borrowers have been overdue. The Company is in the process of negotiating repayment arrangement with this borrower. Since all the overdue loans were secured by pledged of the operating assets of the borrower of which the appraisal value is much higher than the amount of overdue loans, and Zhonghui and the borrower have signed payment schedule agreements, the Company believes that the current provision is sufficient.

On July 28, 2016, the Company issued an aggregate of 187,929 shares of the Company’s common stock as equity awards to employees calculated through the application of an income approach to evaluate the future value of the operation into a present market value.

On July 28, 2016, the Company issued an aggregate of 825,180 shares of the Company’s common stock pursuant to a Regulation S offering and stock purchase agreements entered into with various investors. The Company issued 825,180 shares of the Company’s common stock, for an aggregate purchase price of $1,790,640, or $2.17 per share.

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited consolidated financial statements for the six months ended June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Consumer Capital Group, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of June 30, 2016 and December 31, 2015, the cumulative translation adjustment of $11,155 and $44,436, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended June 30, 2016 and 2015, the foreign currency translation adjustment to accumulate other comprehensive deficit was $3,199 and $648,130, respectively.

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenue was $Nil as of June 30, 2016 and December 31, 2015.

P2P platform Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $ nil as of June 30, 2016 and $3,720,050 as of December 31, 2015.

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

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months ended June 30,
	2016	2015

Revenues	$4,806,866	$695,833
Gross profit	4,806,866	695,833

Operating expenses:
Selling expenses	189,577	386,216
General & administrative expenses	886,867	469,624
Total operating expenses	1,076,444	855,840
Operating income (loss)	3,730,422	(160,007)
Reversal for loan losses	311,538	-
Other income (expenses)	(2,968,636)	(964)
Income (Loss) before income taxes	1,073,324	(160,971)
Provision for income taxes	73,411	10,957
Net Income (Loss)	999,913	(171,928)
Less: Net income (loss) attributable to non-controlling interest	674,816	(84,554)
Net income (loss) attributable to Consumer Capital Group, Inc.	$325,097	$(87,374)

Basic and diluted income (loss) per common shares	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted (1)	31,165,740	19,808,440

Comprehensive income (loss)
Net income (loss)	$999,913	$(171,928)
Foreign currency translation adjustments	3,199	648,130
Comprehensive income (loss)	$1,003,112	$476,202
Comprehensive income (loss) attributable to non-controlling interest	609,499	70,833
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$393,613	$405,369

Revenue.

During the three months ended June 30, 2016, we generated revenue of $4,806,866, compared to revenue of $695,833 for the three months ended June 30, 2015, an increase of $4,111,033. The significant revenue increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $1,076,444 for the three months ended June 30, 2016, compared to $855,840 for the three months ended June 30, 2015, an increase of $220,604. The increase is mainly attributed to the increase in general & administrative expenses offset by a decrease in selling expenses.

Selling, general and administrative expenses.

Selling expenses decreased by $196,639 from $386,216 for the three months ended June 30, 2015 to $189,577 for the three months ended June 30, 2016, an increase of $243,847. The decrease is mainly attributed to the decrease in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $886,867 for the three months ended June 30, 2016, compared to $469,624 for the three months ended June 30, 2015, an increase of $417,243. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $3,730,422 for the three months ended June 30, 2016, compared to operating loss of $160,007 for the three months ended June 30, 2015, an increase of approximately $3,890,429.

Other income and expenses.

We incurred other expenses of $2,968,636 mainly for interest expense for the three months ended June 30, 2016, compared to $964 for the three months ended June 30, 2015. The significant increase is mainly attributable to the increased loan from individuals for the three months ended June 30, 2016, as compared with the same period in 2015.

Net income/loss.

Our net income for the three months ended June 30, 2016 was $999,913, compared to net loss of $171,928 for the three months ended June 30, 2015 an increase of net income of $1,171,841. The increase of net income is mainly due to the increase of revenues generated from our new core business.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2016 was $3,199, compared to translation gain of $648,130 for the three months ended June 30, 2015, a decrease of $644,931. The significant decrease is mainly due to the stable exchange rate and the decreased cash flows with investing and financing activities.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the six months ended June 30,
	2016	2015

Revenues	$5,281,479	$695,833
Gross profit	5,281,479	695,833

Operating expenses:
Selling expenses	433,424	386,216
General & administrative expenses	1,449,647	628,084
Total operating expenses	1,883,071	1,014,300
Operating income (loss)	3,398,408	(318,467)
Reversal for loan losses	269,487	-
Other income (expenses)	(3,003,192)	(810)
Income (Loss) before income taxes	664,703	(319,277)
Provision for income taxes	73,411	10,957
Net Income (Loss)	591,292	(330,234)
Less: Net income (loss) attributable to non-controlling interest	552,188	(162,409)
Net income (loss) attributable to Consumer Capital Group, Inc.	$39,104	$(167,825)

Basic and diluted income (loss) per common shares	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic and diluted (1)	31,165,740	19,662,172

Comprehensive income (loss)
Net income (loss)	$591,292	$(330,234)
Foreign currency translation adjustments	(22,144)	315,956
Comprehensive income (loss)	$569,148	$(14,278)
Comprehensive income (loss) attributable to non-controlling interest	474,453	(170,385)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$94,695	$156,107

Revenue.

During the six months ended June 30, 2016, we generated revenue of $5,281,479, compared to revenue of $695,833 for the six months ended June 30, 2015, an increase of $4,585,646. The significant revenue increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $1,883,071 for the six months ended June 30, 2016, compared to $1,014,300 for the six months ended June 30, 2015, an increase of $868,771. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $386,216 for the six months ended June 30, 2015 to $433,424 for the six months ended June 30, 2016, an increase of $47,208. The increase is mainly attributed to the increase in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $1,449,647 for the six months ended June 30, 2016, compared to $628,084 for the six months ended June 30, 2015, an increase of $821,563. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $3,398,408 for the six months ended June 30, 2016, compared to operating loss of $318,467 for the six months ended June 30, 2015, an increase of approximately $3,716,875.

Other income and expenses.

We incurred other expenses of $3,003,192 mainly for interest expense for the six months ended June 30, 2016, compared to $810 for the six months ended June 30, 2015. The significant increase is mainly attributable to the increased loan from individuals for the six months ended June 30, 2016, as compared with the same period in 2015.

Net income/loss.

Our net income for the six months ended June 30, 2016 was $591,292, compared to net loss of $330,234 for the six months ended June 30, 2015, an increase of net income of $921,526. The increase of net income is mainly due to the increase of revenues generated from our new core business.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the six months ended June 30, 2016 was $22,144, compared to translation gain of $315,956 for the six months ended June 30, 2015, an increase in loss of $338,100. The significant decrease is mainly due to the stable exchange rate and the decreased cash flows with investing and financing activities.

Liquidity and Capital Resources

For the six months ended June 30, 2016

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

As of June 30, 2016, cash and cash equivalents were $1,949,782.

The following table sets forth information about our net cash flow for the periods indicated:

Cash Flows Data:

	For Six Months ended June 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$(3,153,859)	$2,339,164
Net cash flows provided by (used in) investing activities	$(3,314,447)	$(21,558,344)
Net cash flows provided by (used in) financing activities	$6,385,879	$19,977,853

Net cash flow used in operating activities was $3,153,859 for the six months ended June 30, 2016, compared to $2,339,164 provided by operating activities for the six months ended June 30, 2015, an increase of cash used of $5,493,023. The increase in net cash flow used in operating activities was mainly due to the increased expenses relating to the shift of our core business.

Net cash flow used in investing activities was $3,314,447 for the six months ended June 30, 2016, compared to $21,558,344 for the six months ended June 30, 2015, a decrease of $18,243,897. The significant decrease is mainly due to the decreased loan receivables lent out for the six months ended June 30, 2016, as compared with the same period in 2015.

Net cash flow provided by financing activities was $6,385,879 for the six months ended June 30, 2016, compared to $19,977,853 provided by financing activities for the six months ended June 30, 2015, a decrease of $13,591,974. The decrease in net cash flow provided by financing activities was mainly due to the decreased loan from individuals borrowed in for the six months ended June 30, 2016, as compared with the same period in 2015.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $8,167 and $119,569, respectively. As of June 30, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $1,941,615 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced non-performance by these institutions.

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

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016 for the material weakness describe below.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A, filed with the SEC on May 4, 2016 and July 19, 2016 respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2016, the Company issued an aggregate of 187,929 shares of the Company’s common stock as equity awards to employees calculated through the application of an income approach to evaluate the future value of the operation into a present market value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act or Regulation S promulgated thereunder.

On July 28, 2016, the Company issued an aggregate of 825,180 shares of the Company’s common stock pursuant to a Regulation S offering and stock purchase agreements entered into with various investors. The Company issued 825,180 shares of the Company’s common stock, for an aggregate purchase price of $1,790,640, or $2.17 per share. The shares of common stock issued in connection with the stock purchase agreements were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

During the recent fiscal years ending ended December 31, 2015 and December 31, 2014 and the subsequent period through June 30, 2016, there have been no (i) disagreements with DKFC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DKFC, satisfaction, would have caused DKFC, to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: August 15, 2016	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer & Chief Financial Officer

