Form 10-Q
period 2016-09-30
Consumer Capital Group, Inc.
filed 2016-11-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 32,178,849 shares of common stock, $0.0001 per share, issued and outstanding at November 14, 2016.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and Variable Interest Entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

Page

Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015 (audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 23

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)

Cash	$1,551,254	$2,739,145
Advances to suppliers	-	38,302
Prepaid expenses	71,428	18,571
Interest receivables	131,450	843,953
Other receivables	1,029,675	395,152
Loan receivable, net	42,596,291	37,818,473
Deferred cost to a related party	1,661,924	813,548
Total current assets	47,042,022	42,667,144

Property and equipment, net	123,490	30,489
Goodwill	217,529	217,529
Deferred tax asset	354,427	307,057
Total non-current assets	695,446	555,075

Total assets	$47,737,468	$43,222,219

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Loan from individuals	$42,231,735	$36,944,600
Accrued interest payable	127,865	131,538
Accrued liabilities	200,817	202,825
Income tax payables	552,881	570,425
Taxes payable	702,284	485,800
Interest payables	770,401	339
Payable to shareholder	117,767	85,067
Related party payables	1,400,008	1,688,003
Deferred Revenue	-	3,720,050
Total liabilities	46,103,758	43,828,647

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,178,849 and 31,165,740 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,218	3,117
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital (1)	6,667,206	4,402,476
Accumulated other comprehensive income	16,568	(44,436)
Accumulated deficit	(5,383,290)	(5,169,728)
Total Consumer Capital Group, Inc. stockholders' equity	1,172,961	(939,312)
Non-controlling interest in subsidiary	460,749	332,884
Total stockholders' equity (deficit)	1,633,710	(606,428)

Total liabilities and stockholders' equity (deficit)	$47,737,468	$43,222,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months September 30,		For the nine months September 30,
	2016	2015	2016	2015

Revenues	$5,739,594	$2,227,752	$11,021,073	$2,923,585
Gross profit	5,739,594	$2,227,752	11,021,073	$2,923,585

Operating expenses:
Selling expenses	256,298	1,456,156	689,722	1,842,372
General & administrative expenses	463,991	380,478	1,913,638	1,008,562
Total operating expenses	720,289	1,836,634	2,603,360	2,850,934
Operating income (loss)	5,019,305	391,118	8,417,713	72,651
Provision for loan losses	(496,702)	-	(227,215)	-
Other income (expenses)
Other income (loss)	9,961	-	21,131	-
Interest expense	(5,241,363)	(176)	(8,255,725)	(986)
Total other expenses	(5,231,402)	(176)	(8,234,594)	(986)
Income (loss) before income taxes	(708,799)	390,942	(44,096)	71,665
Provision for income taxes	(124,220)	10,313	(50,809)	21,270
Net income (loss)	(584,579)	380,629	6,713	50,395
Less: Net income (loss) attributable to non-controlling interest	(331,913)	187,193	220,275	24,784
Net income (loss) attributable to Consumer Capital Group, Inc.	$(252,666)	$193,436	$(213,562)	$25,611

Basic and diluted income (loss) per common shares	$(0.01)	$0.01	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted (1)	31,402,379	20,467,781	31,870,511	19,931,244

Comprehensive income (loss)
Net income (loss)	$(584,579)	$380,629	$6,713	$50,395
Foreign currency translation adjustments	(9,262)	285,285	(31,406)	601,241
Comprehensive income (loss)	(593,841)	665,914	(24,693)	651,636
Comprehensive income (loss) attributable to non-controlling interest	(346,588)	507,667	127,865	337,282
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(247,253)	$158,247	$(152,558)	$314,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months September 30,
	2016	2015
Operating Activities
Net loss	$(213,562)	$25,611
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	16,861	53,246
Allowance for loan losses	227,215	-
Deferred tax benefit	(56,804)	-
Minority interests in operations of consolidated subsidiaries	89,358	337,282

Change in operating assets and liabilities:
Accounts receivable	-	(118,141)
Advances to suppliers	37,804	(122,286)
Prepaid expenses	(54,181)	1,200
Deferred cost	(884,475)	(10,758)
Interest receivables	699,523	-
Other receivables	(650,893)	(612,954)
Accounts payable	-	182,892
Accrued expenses	(229)	(144,821)
Advances from customers	-	3,181
Deferred revenue	(3,671,737)	4,820,613
Taxes payable	231,941	19,833
Payable to shareholder	32,275	(85,127)
Derivative liabilities	-	(213,498)
Interest payables	780,993	(85,146)

Cash flows (used in) provided by operating activities	(3,415,911)	4,051,127

Investing Activities
Loan to receivable	(6,150,634)	(36,777,292)
Equipment Purchased	(110,733)	(20,459)

Cash flows used in investing activities	(6,261,367)	(36,797,751)

Financing Activities
Repayment of loans from customers	2,095,112	-
(Repayment to)/ Proceeds from related party debt	(254,425)	739,491
Proceeds from issuance of shares	200,968	801,912
Loan from individuals	7,387,548	-
Accrued interest payable	-	32,316,320

Cash flows provided by financing activities	9,429,203	33,857,723

Effect of exchange rate on cash and cash equivalents	(939,816)	(581,636)

Change in cash and cash equivalents during the period	(1,187,891)	529,463

Cash and cash equivalents at beginning of the period	2,739,145	40,729

Cash and cash equivalents at end of the period	$1,551,254	$570,192

Supplemental disclosure of non-cash financing activity:
Conversion of convertible notes	$-	$63,709
Supplemental disclosure of cash flow information
Income taxes paid	$7,637	$21,270
Interest paid	$1,362,963	$1,787,963

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2016 are as follows:

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of September 30, 2016 and December 31, 2015, the cumulative translation adjustment of $16,568 and $(44,436), respectively, was classified as accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. The foreign currency translation adjusted to accumulated other comprehensive income was $(9,262) and $285,285 for the three months ended September 30, 2016 and 2015 respectively, and $(31,406) and $ 601,241 for the nine months ended September 30, 2016 and 2015, respectively.

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

	September 30,	December 31,
	2016	2015
Balance sheet items, except for the equity accounts	6.6778	6.4936
Items in the statements of income and comprehensive loss and statement of cash flow	6.5770	6.2284

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven day grace period offered to customers for potential product disputes, if any. Deferred revenue was both $Nil as of September 30, 2016 and December 31, 2015.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $ Nil as of September 30, 2016 and $3,720,050 as of December 31, 2015.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. We accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. There were no benefit expenses for the three and nine months ended September 30, 2016 and 2015.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the PRC as our “major” tax jurisdiction. Generally, we remain subject to PRC examination of our income tax returns annually. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of September 30, 2016 and December 31, 2015 were $552,881 and $570,425, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of September 30, 2016 and December 31, 2015. For the three and nine months ended September 30, 2016 and 2015, basic and diluted income (loss) per share was the same due to the Company’s loss position.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

SHARE-BASED COMPENSATION

We apply ASC 505-50, Equity-Based Payments to Non-Employees to account for our service providers’ share-based payments. We gave Common stock of to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other investment professionals. The cost of the equity based payments is recognized ratably over the service period. We have elected to recognize compensation expense using the straight-line method for all equity awards granted with graded vesting based on service conditions. There were no Share-based compensation expenses for the three and nine months ended September 30, 2016 and 2015.

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $8,560 and $119,569, respectively. As of September 30, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $ 1,542,694 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced non-performance by these institutions.

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

In August 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

NOTE 4 - ADVANCES TO SUPPLIERS

As of September 30, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Advances to suppliers	$-	$38,302

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at September 30, 2016 and December 31, 2015.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Prepaid conference fee	$71,428	$6,930
Prepaid website services	-	10,441
Prepaid rent	-	1,200

Total prepaid expenses	$71,428	$18,571

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN RECEIVABLES, NET

The interest rates on loans issued at 24% for the nine months ended September 30, 2016.

As of September 30, 2016, the total loan receivables balance was $ 44,014,001 and 88% of the loan receivables are issued to one third party small business borrower.

Loan receivables consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan receivable	$44,014,001	$39,046,700

Allowance for impairment losses
Collectively assessed	440,140	601,319
Individually assessed	977,570	626,908
Total allowance for loan losses	1,417,710	1,228,227

Loan receivables, net	$42,596,291	$37,818,473

The Company originates loans to borrowers located primarily in Yanbian City, Jilin Province of the People’s Republic of China. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to business borrowers. As of September 30, 2016, the Company had 6 business loan borrowers. Loans of $ 38,856,836 (RMB259.6 million) lent to one borrower in Yanbian City are secured by collateral. The total fair value of the collateral is approximately $42.6 million (RMB284.5million) at September 30, 2016. Allowance on loan losses are estimated on quarterly basis in accordance with probable based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

The allowance for loan losses was$496,702 and $Nil for the three months ended September 30, 2016 and 2015 respectively, and $227,215 and $Nil, for the nine months ended September 30, 2016 and 2015, respectively. No write-offs against allowances have occurred for the three and nine months ended September 30, 2016 and 2015.

The following table (unaudited) represents the aging of loans as of September 30, 2016:

	1-89	90-179	180-365	Over 1
	days past due	days past due	days past due	year past due	Total past due	Current	Total Loans
Business loans	$16,579,275	$3,547,890	$10,943,070	$4,041,900	$35,112,135	$8,901,866	$44,014,001

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2016:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan at end of period	$44,014,001	$39,046,700
Provisions	1,417,710	1,228,227
Ending balance	$42,596,291	$37,818,473

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the nine months ended September 30, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFERRED COST – RELATED PARTY

Deferred cost consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred servicing fee	$1,661,924	$813,548

Total deferred cost	$1,661,924	$813,548

Details of this related party transaction please refer to Note 14.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Office equipment & computers	$38,010	$39,102
Equipment	18,177	5,919
Vehicles	94,704	-
Office furniture & fixtures	44,211	45,481
	195,102	90,502
Less: accumulated depreciation	(71,612)	(60,013)
Total property & equipment, net	$123,490	$30,489

For three months ended September 30, 2016 and September 30, 2015, depreciation expense was $ 2,057 and $ 6,767, respectively. For nine months ended September 30, 2016 and September 30, 2015, depreciation expense was $ 16,861 and $ 53,246, respectively.

NOTE 11 - GOODWILL

Goodwill was arising from acquisition of Shanghai Zhonghui on December 23, 2014.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
At beginning of period	$217,529	$217,529
Additional during the period	-	-
At end of period	$217,529	$217,529

The key financial information at the date of acquisitions was as follows:

Consideration paid by the Company through Arki Network Service	$5,000,000

Paid-in capital	$5,000,000
Accumulated loss ($428,039), percentage of ownership 50.82%	(217,529)
Net asset value	$4,782,471

Goodwill at date of acquisition	$217,529

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from two months to one year and with corresponding interest rates varying from 11% to 17.5%.

Loan from individuals consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from individuals	$42,231,735	$36,944,600

The following table (unaudited) represents the aging of loans from individual September 30, 2016:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$-	$-	$-	$-	$-	$42,231,735	$42,231,735

NOTE 13 - PAYABLE TO SHAREHOLDER

The payable included loan payables $117,767 and $85,067 to Caesar Capital Management Ltd., a shareholder of the Company, as of September 30, 2016 and December 31, 2015, respectively. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty.

NOTE 14 - RELATED PARTY TRANSACTIONS

a) Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Ms. Lingling Zhang	Stockholder, Director and Corporate Secretary
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Lihua Xiao	Management
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

b) The Company had the following related party balances at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Loan from Mr. Jianmin Gao	$391,813	$561,798
Loan from Mr. Fei Gao	600,783	748,376
Loan from Ms. Lihua Xiao	110,332	72,216
Huirong	297,080	305,613
Total related party payables	$1,400,008	$1,688,003

Deferred cost to Huirong	$1,661,924	$813,548

The related party payables are non-interest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended September 30, 2016 and 2015, the Company borrowed both $Nil from Mr. Jianmin Gao and made payments $118,652 and $Nil back to Mr. Jianmin Gao, respectively. For the nine months ended September 30, 2016 and 2015, the Company borrowed both $Nil from Mr. Jianmin Gao and made payments $169,985 and $Nil back to Mr. Jianmin Gao, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2016 and 2015, the Company borrowed both $Nil from from Mr. Fei Gao and made payments $30,151 and $Nil back to Mr. Fei Gao, respectively. For the nine months ended September 30, 2016 and 2015, the Company borrowed $7,833 and $Nil from Mr. Fei Gao and made payments $155,426 and $Nil back to Mr. Fei Gao, respectively.

For the three months ended September 30, 2016 and 2015, the Company borrowed both $Nil from from Ms. Lihua Xiao and made payments $44,615 and $Nil back to Ms. Lihua Xiao, respectively. For the nine months ended September 30, 2016 and 2015, the Company borrowed $117,218 and $Nil from Ms. Lihua Xiao and made payments $79,102 and $Nil back to Ms. Lihua Xiao, respectively.

For the three months ended September 30, 2016 and 2015, the Company borrowed both $Nil from Huirong and made repayments of $2,183 and $Nil back to Huirong, respectively. For the nine months ended September 30, 2016 and 2015, the Company borrowed $47,096 from Huirong and made repayments of $55, 629 and $Nil back to Huirong, respectively.

For the three months ended September 30, 2016, the deferred cost to Huitong decreased with $12,211.

For the nine months ended September 30, 2016, the deferred cost to Huitong increased with $848,376.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 20, 2014, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, Arki (Beijing) E-commerce Technology Corp. and America Arki Network Service Beijing Co. Ltd. The Company agreed to pay a quarterly rent of RMB233,960, or approximately $37,136, starting on December 20, 2014. And the Company agreed to pay a quarterly rent of RMB248,713, or approximately $39,943, starting on December 20, 2015. The lease will expire on December 26, 2016. Rent expense totaled $37,804 and $39,943 for the three months ended September 30, 2016 and 2015, respectively, and rent expense totaled $114,010 and $119,829 for the nine months ended September 30, 2016 and 2015, respectively.

Total future minimum rental lease commitments are as follows:

Twelve Months Ended September 30:	(Unaudited)
2017	$114,309
Total	$114,309

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of September 30, 2016.

NOTE 16 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2016 and 2015 respectively.

America Pine Beijing Bio-Tech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2016 and 2015 respectively.

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2016 and 2015 respectively.

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2016 and 2015 respectively.

Shanghai Zhonghui Financial Information Service Company Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the nine months ended September 30, 2016.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the period from October 22, 2015 (date of inception) to September 30, 2016.

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

Income (Loss) before income taxes consists of:

	For the three months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Non-PRC	$(27,974)	$-
PRC	(680,825)	390,942
	$(708,799)	$390,942

Income (Loss) before income taxes consists of:

	For the nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Non-PRC	$(49,366)	$-
PRC	5,270	71,665
	$(44,096)	$71,665

The provision for income taxes from operations was $124,220 and $50,809 for the three and nine months ended September 30, 2016, $10,313 and $21,270 for the three and nine months ended September 30, 2015.

The components of deferred taxes are as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Deferred tax assets, non-current portion
Allowance for loan losses	$354,427	$307,057
Total deferred tax assets, non-current portion	$354,427	$307,057

The management of the Company believes the net operating loss carried forward is more likely than not that these loss will not be made up in the future.

Taxes payable consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Business tax payable	-	428,491
Other taxes payable	702,284	57,309
Total taxes payable	$702,284	$485,800

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

The PRC tax law provides a (3-5 years) statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the three and nine months ended September 30, 2016 and 2015, there were no penalties and interest.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 17 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the three months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Income (loss) before income taxes	$(708,799)	$390,942
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(252,666)	$193,436
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	31,402,379	20,467,781
Basic and diluted loss per share	$(0.01)	$0.01

	For the nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Income (loss) before income taxes	$(44,096)	$71,665
Net loss attributable to common stockholders for computing basic and diluted loss per common share	$(213,562)	$25,611
Denominator:
Weighted average number of common shares outstanding for computing basic and diluted loss per common share	31,870,511	19,931,244
Basic and diluted loss per share	$(0.01)	$0.00

For the three and nine months ended September 30, 2016 and 2015, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 18 - SUBSEQUENT EVENT

As of this report date, RMB 200 million loans to one of the Shanghai Zhonghui’s borrowers have been overdue. The Company is in the process of negotiating repayment arrangement with this borrower. Since all the overdue loans were secured by pledged of the operating assets of the borrower of which the appraisal value is much higher than the amount of overdue loans, and Zhonghui and the borrower have signed payment schedule agreements, the Company believes that the current provision is sufficient.

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited consolidated financial statements for the nine months ended September 30, 2016.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of September 30, 2016 and December 31, 2015, the cumulative translation adjustment of $11,155 and $44,436, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the three months ended September 30, 2016 and 2015, the foreign currency translation adjustment to accumulate other comprehensive deficit was $3,199 and $648,130, respectively.

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

We record deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any. Deferred revenue was $Nil as of September 30, 2016 and December 31, 2015.

P2P platform Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received. Deferred revenue was $ nil as of September 30, 2016 and $3,720,050 as of December 31, 2015.

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

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months September 30,
	2016	2015

Revenues	$5,739,594	$2,227,752
Gross profit	5,739,594	$2,227,752

Operating expenses:
Selling expenses	256,298	1,456,156
General & administrative expenses	463,991	380,478
Total operating expenses	720,289	1,836,634
Operating income (loss)	5,019,305	391,118
Provision for loan losses	(496,702)	-
Other income (expenses)
Other income (loss)	9,961	-
Other income - related party	-	-
Other expense	-	-
Change in fair value of derivative liabilities	-	-
Loss on debt default	-	-
Interest expense	(5,241,363)	(176)
Total other expenses	(5,231,402)	(176)
Income (Loss) before income taxes	(708,799)	390,942
Provision for income taxes	(124,220)	10,313
Net income (loss)	(584,579)	380,629
Less: Net income (loss) attributable to non-controlling interest	(331,913)	187,193
Net income (loss) attributable to Consumer Capital Group, Inc.	$(252,666)	$193,436

Basic and diluted income (loss) per common shares	$(0.01)	$0.01

Weighted average number of common shares outstanding - basic and diluted (1)	31,402,379	20,467,781

Comprehensive income (loss)
Net income (loss)	$(584,579)	$380,629
Foreign currency translation adjustments	(9,262)	285,285
Comprehensive income (loss)	(593,841)	665,914
Comprehensive income (loss) attributable to non-controlling interest	(346,588)	507,667
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(247,253)	$158,247

Revenue.

During the three months ended September 30, 2016, we generated revenue of $5,739,594, compared to revenue of $2,227,752 for the three months ended September 30, 2015, an increase of $3,511,842. The significant revenue increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $720,289 for the three months ended September 30, 2016, compared to $1,836,634 for the three months ended September 30, 2015, a decrease of $1,116,345. The decrease is mainly attributed to the decrease in selling expenses offset by a slight increase in general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses decreased by $1,199,858 from $1,456,156 for the three months ended September 30, 2015 to $256,298 for the three months ended September 30, 2016. The decrease is mainly attributed to the decrease in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $463,991 for the three months ended September 30, 2016, compared to $380,478 for the three months ended September 30, 2015, an increase of $83,513. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $5,019,305 for the three months ended September 30, 2016, compared to operating income of $391,118 for the three months ended September 30, 2015, an increase of approximately $4,628,187.

Other income and expenses.

We incurred other expenses of $5,231,402 mainly due to interest expense for the three months ended September 30, 2016, compared to $176 for the three months ended September 30, 2015. The significant increase is mainly due to the increase of interest expenses attributable to the increased loan from individuals for the three months ended September 30, 2016, as compared with the same period in 2015.

Net income/loss.

Our net loss for the three months ended September 30, 2016 was $252,666, compared to net income of $193,436 for the three months ended September 30, 2015, representing a decrease of net income of $446,102. The decrease of net income is mainly due to the increase of interest expenses.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended September 30, 2016 was $9,262, compared to translation gain of $285,285 for the three months ended September 30, 2015, a decrease of $294,547. The significant decrease is mainly due to the depreciation of RMB against U.S. dollars during 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the nine months September 30,
	2016	2015

Revenues	$11,021,073	$2,923,585
Gross profit	11,021,073	$2,923,585

Operating expenses:
Selling expenses	689,722	1,842,372
General & administrative expenses	1,913,638	1,008,562
Total operating expenses	2,603,360	2,850,934
Operating income (loss)	8,417,713	72,651
Provision for loan losses	(227,215)	-
Other income (expenses)
Other income (loss)	21,131	-
Other income - related party	-	-
Other expense	-	-
Change in fair value of derivative liabilities	-	-
Loss on debt default	-	-
Interest expense	(8,255,725)	(986)
Total other expenses	(8,234,594)	(986)
Income (Loss) before income taxes	(44,096)	71,665
Provision for income taxes	(50,809)	21,270
Net income (loss)	6,713	50,395
Less: Net income (loss) attributable to non-controlling interest	220,275	24,784
Net income (loss) attributable to Consumer Capital Group, Inc.	$(213,562)	$25,611

Basic and diluted income (loss) per common shares	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted (1)	31,870,511	19,931,244

Comprehensive income (loss)
Net income (loss)	$6,713	$50,395
Foreign currency translation adjustments	(31,406)	601,241
Comprehensive income (loss)	(24,693)	651,636
Comprehensive income (loss) attributable to non-controlling interest	127,865	337,282
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$(152,558)	$314,354

Revenue.

During the nine months ended September 30, 2016, we generated revenue of $11,021,073, compared to revenue of $2,923,585 for the nine months ended September 30, 2015, an increase of $8,097,488. The significant revenue increase was mainly attributable to the change of our business as we shifted our core business from e-commerce to internet financing with the Arki Tianjin and the acquisition of Zhong Hui.

Operating expenses.

Operating expenses totaled $2,603,360 for the nine months ended September 30, 2016, compared to $2,850,934 for the nine months ended September 30, 2015, a decrease of $247,574. The decrease is mainly attributed to the decrease in selling expenses offset by increase in general & administrative expenses.

Selling, general and administrative expenses.

Selling expenses decreased from $1,842,372 for the nine months ended September 30, 2015 to $689,722 for the nine months ended September 30, 2016, a decrease of $1,152,650. The decrease is mainly attributed to the decrease in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $1,913,638 for the nine months ended September 30, 2016, compared to $1,008,562 for the nine months ended September 30, 2015, an increase of $905,076. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $8,417,713 for the nine months ended September 30, 2016, compared to operating income of $72,651 for the nine months ended September 30, 2015, an increase of approximately $8,345,062.

Other income and expenses.

We incurred other expenses of $8,234,594 mainly due to the interest expense for the nine months ended September 30, 2016, compared to $986 for the nine months ended September 30, 2015. The significant increase is mainly due to the increase of interest expenses attributable to the increased loan from individuals for the nine months ended September 30, 2016, as compared with the same period in 2015.

Net income/loss.

Our net loss for the nine months ended September 30, 2016 was $213,562, compared to net income of $25,611 for the nine months ended September 30, 2015, a decrease of net income of $239,173. The decrease of net income is mainly due to the increase of interest expenses.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the nine months ended September 30, 2016 was $31,406, compared to translation gain of $601,241 for the nine months ended September 30, 2015, an increase in loss of 632,647. The significant decrease is mainly due to the depreciation of RMB against U.S. dollars during 2016.

Liquidity and Capital Resources

For the nine months ended September 30, 2016

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

As of September 30, 2016, cash and cash equivalents were $1,551,254.

The following table sets forth information about our net cash flow for the periods indicated:

Cash Flows Data:

	For Nine months ended September 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$(3,415,911)	$4,051,127
Net cash flows provided by (used in) investing activities	$(6,261,367)	$(36,797,751)
Net cash flows provided by (used in) financing activities	$9,429,203	$33,857,723

Net cash flow used in operating activities was $3,415,911 for the nine months ended September 30, 2016, compared to $4,051,127 provided by operating activities for the nine months ended September 30, 2015, an increase of cash used of $7,467,038. The increase in net cash flow used in operating activities was mainly due to the increased expenses relating to the shift of our core business.

Net cash flow used in investing activities was $6,261,367 for the nine months ended September 30, 2016, compared to $36,797,751 for the nine months ended September 30, 2015, a decrease of $30,536,384. The significant decrease is mainly due to the decreased loan receivables lent out for the nine months ended September 30, 2016, as compared with the same period in 2015.

Net cash flow provided by financing activities was $9,429,293 for the nine months ended September 30, 2016, compared to $33,857,723 provided by financing activities for the nine months ended September 30, 2015, a decrease of $24,428,520. The decrease in net cash flow provided by financing activities was mainly due to the decreased loan from individuals borrowed in for the nine months ended September 30, 2016, as compared with the same period in 2015.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2016 and December 31, 2015, our bank balances with the banks in U.S. exceeded the insured amount by $8,560 and $119,569, respectively. As of September 30, 2016 and December 31, 2015, our bank balances with the Banks in the PRC amounted to $1,542,694 and $2,619,576, respectively, which are uninsured and subject to credit risk. We have not experienced non-performance by these institutions.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016 for the material weakness describe below.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

CONSUMER CAPITAL GROUP, INC.

Dated: November 14, 2016	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer & Chief Financial Officer

