Form 10-K/A
period 2015-12-31
Consumer Capital Group, Inc.
filed 2017-02-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents incorporated by reference: None.

TABLE OF CONTENTS

		Page
	PART IV

Item 15	Exhibits, Financial Statement Schedules	2

Signatures		3

EXPLANATORY NOTE

Consumer Capital Group, Inc. (the “Company”) is filing this Amendment No. 2 to its Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2014 and December 31, 2015 (“Amendment No. 2”) to amend the Comprehensive Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2016 and subsequently amended on July 19, 2016 (collectively the “Annual Report”). The sole purpose of this Amendment No. 2 is to amend certain figures stated in the “Consolidated Statements of Operations and Comprehensive Income”, which was mistakenly stated as result of clerical errors. The revision of the figure does not materially impact other numbers stated in Company’s consolidated financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No.2 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No.2 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 2 to modify or update the other disclosures in the Annual Report. Amendment No. 2 continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, Amendment No. 2 should be read in conjunction with the Annual Report.

1

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

Exhibit Number	Description

31.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2017	CONSUMER CAPITAL GROUP INC.

	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board,	February 14, 2017
Jianmin Gao	Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

/s/ Fei Gao	Chief Operating Officer & Director	February 14, 2017
Fei Gao

/s/ Dong Yao	Chief Technology Officer & Director	February 14, 2017

3

CONSUMER CAPITAL GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 AND 2014

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

/s/ Dominic K.F. Chan & Co.
Dominic K.F. Chan & Co. Certified Public Accountants Hong Kong, April 29, 2016

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash	$2,739,145	$40,729
Advances to suppliers	38,302	—
Prepaid expenses	18,571	1,200
Interest receivables	843,953	—
Other receivables	395,152	4,911
Loan receivables, net	37,818,473	—
Deferred cost – related party	813,548	—
Total current assets	42,667,144	46,840

Property and equipment, net	30,489	8,757
Goodwill	217,529	—
Deferred tax asset	307,057	—
Total non-current assets	555,075	8,757
Total assets	$43,222,219	$55,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Loans from individuals	36,944,600	—
Accrued interest payables	131,538	—
Accrued liabilities	202,825	144,821
Income tax payables	570,425	—
Taxes payables	485,800	—
Other payables	339	103,188
Payable to shareholder	85,067	85,127
Convertible note, net of $0 debt discount as of December 31, 2015 and 2014	—	63,750
Derivative liabilities	—	213,498
Related party payables	1,688,003	1,323,576
Deferred revenue	3,720,050	—
Total current liabilities	$43,828,647	$1,933,960

Stockholders’ deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized 31,165,740 and 19,394,079 shares issued and outstanding as of December 31, 2015 and 2014, respectively	$3,117	$1,940
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital(1)	4,402,476	3,311,992
Accumulated other comprehensive income	(44,436)	131,528
Accumulated deficit	(5,169,728)	(5,193,082)
Total Consumer Capital Group, Inc. stockholders’ deficit	(939,312)	(1,878,363)
Non-controlling interest in subsidiary	332,884	—
Total stockholders’ deficit	(606,428)	(1,878,363)
Total liabilities and stockholders’ deficit	$43,222,219	$55,597

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2015	2014
Revenues	$5,025,558	$38,962
Operating expenses:
Selling expenses	2,565,109	9,484
General and administrative expenses	2,639,126	973,438
Business taxes	300,846	—
Total operating expenses	5,505,081	982,922
Operating loss	(479,523)	(943,960)
Provision for loan losses	915,982	—
Other income (expenses)
Other income	100	374,057
Interest income	5,324,704	—
Change in fair value of derivative liabilities	213,498	(359,056)
Loss on debt default	—	(31,250)
Other Expense	(99,896)	—
Interest expense	(3,026,796)	(115,550)
Total other income (expenses)	2,411,610	(131,799)
Income (Loss) from continuing operations before taxes	1,016,105	(1,075,759)
Provision for income taxes	434,291	—
Net income (loss) from continuing operations	581,814	(1,075,759)
Discontinued operations
Income from discontinued operations, net of income taxes	—	70
Loss on disposal of subsidiary	—	(47,871)
Loss from discontinued operations, net of income taxes	—	(47,801)
Net income (loss)	581,814	(1,123,560)
Less: Net income attributable to Non-controlling interest	558,460	34
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)
Amounts attributable to Consumer Capital Group, Inc.
Continuing operations, net of income taxes	23,354	(1,075,793)
Discontinued operations, net of income taxes	—	(47,801)
Net income (loss) attributable to Consumer Capital Group, Inc.	$23,354	$(1,123,594)

Basic and diluted earnings loss per common shares
Continuing operations	$0.00	$(0.06)
Discounted operations	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted(1)	22,420,839	19,120,493

Comprehensive income loss
Net income (loss)	$581,814	$(1,123,560)
Foreign currency translation adjustment	(191,030)	68,198
Comprehensive income (loss), net of tax	$390,784	$(1,055,362)
Comprehensive income (loss) attributable to non-controlling interest	—	(757)
Comprehensive income (loss) attributable to Consumer Capital Group, Inc.	$390,784	(1,054,605)

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Discount on Common	Additional Paid-In	Accumulated Earnings/	Accumulated Other Comprehensive	Shareholders	Non- controlling
	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity	Interest	Total
Balance at December 31, 2013	19,068,889	$1,907	$(130,741)	$2,973,225	$(4,069,488)	$62,539	$(1,162,558)	$10,190	$(1,152,368)
Conversion of Convertible Notes	325,190	33	—	88,467	—	—	88,500	—	88,500
Reclassification of Derivative Liability to Additional Paid-In Capital due to Conversion of Convertible Note	—	—	—	250,300	—	—	250,300	—	250,300
Foreign Currency Translation Adjustment	—	—	—	—	—	68,989	68,989	(791)	68,198
Disposal of subsidiary	—	—	—	—	—	—	—	(9,433)	(9,433)
Net Loss	—	—	—	—	(1,123,594)	—	(1,123,594)	34	(1,123,560)

Balance at December 31, 2014	19,394,079	$1,940	$(130,741)	$3,311,992	$(5,193,082)	$131,528	$(1,878,363)	$—	$(1,878,363)
Conversion of Convertible Notes	414,361	41	—	63,709	—	—	63,750	—	63,750
New Issues	11,357,300	1,136	—	1,026,775	—	—	1,027,911	—	1,027,911
Net Income	—	—	—	—	23,354	—	23,354	558,460	581,814
Foreign Currency Translation Adjustment	—	—	—	—	—	(175,964)	(175,964)	(15,066)	(191,030)
Capital injection to Zhonghui from minority shareholders	—	—	—	—	—	—	—	(210,510)	(210,510)
Balance at December 31, 2015	31,165,740	3,117	(130,741)	4,402,476	(5,169,728)	(44,436)	(939,312)	332,884	(606,428)

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Operating Activities
Net income (loss)	$23,354	$(1,123,594)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation expense	13,879	18,177
Amortization of debt discount	—	104,742
Change the fair value of convertible liabilities	(213,498)	359,056
Loss on debt default	—	31,250
Loss on disposal of subsidiary	—	47,871
Allowance for loan losses	915,982	—
Deferred tax benefit	(181,670)	—
Minority interests in operations of consolidated subsidiaries	543,394	34

Change in operating assets and liabilities:
Accounts receivable	—	10,829
Advances to suppliers	(39,943)	366,830
Inventories	—	(138,025)
Prepaid expenses	(18,116)	84,689
Deferred cost – related party	(583,405)
Interest receivables	(880,123)
Other receivables	(403,167)	(3,146)
Other assets	—	97,863
Accounts payable	—	(124,545)
Accrued liabilities	19,883	115,748
Deferred revenue	2,464,773	—
Taxes payable	1,074,772	(12,677)
Payable to shareholder	(1,842)	(27,416)
Other payables	(104,780)	(353,947)

Cash flows provided by (used in) operating activities	2,629,493	(546,261)

Investing Activities
Loan receivables	(34,103,410)	—
Long-term investments	—	(629,950)
Equipment Purchased	(19,144)	—
Cash increased on investment of subsidiary	213,524	—
Cash paid on disposal of subsidiary	—	(2,501)

Cash flows used in financing activities	(33,909,030)	(632,451)

Financing Activities
Principal payments on third party debt	—	(8,000)
Proceeds from related party debt	283,720	272,507
Proceeds from convertible notes	—	831,209
Proceeds from issuance of shares	801,912	—
Loans from individuals	32,878,032	—
Accrued interest payable	116,509	—

Cash flows provided by financing activities	34,080,173	1,095,716

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2015	2014
Effect of exchange rate on cash and cash equivalents	(102,220)	22,040

Change in cash and cash equivalents during the year	2,698,416	(60,956)

Cash at beginning of the year	40,729	101,685

Cash at end of the year	$2,739,145	$40,729

Supplemental disclosure of non-cash financing activity:
Debt discount from derivative liabilities	$—	$104,742
Conversion of convertible notes	$63,750	$88,500
Settlement of derivative liabilities into additional paid-in capital	$—	$250,300
Supplemental disclosure of cash flow information
Interest paid	$3,026,769	$115,550
Income taxes paid	$27,945	$23

The accompanying notes are an integral part of these consolidated financial statements.

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2015 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing E-commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100	%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal e-commerce operations prior to December 2010
America Pine Beijing Bio-Tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws
Shanghai Zhonghui Financial Inforrnational Services LTD.(“Shanghai Zhonghui”)	May 26, 2014	PRC	50.82	%(3)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.
Arki Tianjin Asset management LLP.(“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of December 31, 2015 and December 31, 2014, the cumulative translation adjustment of $(44,436) and $131,528, respectively, was classified as an item accumulated of other comprehensive income in the stockholders’ equity (deficit) section of the consolidated balance sheets. For the years ended December 31, 2015 and 2014, the foreign currency translation adjustment to accumulated other comprehensive income (deficit) was $(191,030) and $68,198, respectively.

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

DISCONTINUED OPERATIONS

On April 1, 2014, the Company sold its entire 51% equity interest of Beijing Beitun Trading Co. Ltd. (“Beitun”) to Yifan Zhang for $41,030 (RMB255,000). Yifan Zhang is the daughter of Ms. Wei Guo, the shareholder and managing director of Beitun. See Note 21 — Discounted Operations for additional information.

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

The Company’s Level 3 valuation relates to derivative liabilities measured using management’s estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 15.

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

NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — ADVANCES TO SUPPLIERS

As of December 31, 2015 and 2014, advances to suppliers consisted of the following:

	December 31, 2015	December 31, 2014
Advances to suppliers	$38,302	$—

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories. No allowance was provided for the prepayments balance at December 31, 2015and 2014.

NOTE 5 — PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Prepaid conference fee	$6,930	$—
Prepaid website services	10,441	—
Prepaid rent	1,200	1,200
Total prepaid expenses	$18,571	$1,200

NOTE 6 — LOAN RECEIVABLEs, NET

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

The following table represents the aging of loans as of December 31, 2015:

	1 – 89 days past due	90 – 179 days past due	180 – 365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Business loans	$5,051,200	$985,600	$3,850,000	$—	$9,886,800	$29,159,900	$39,046,700

NOTE 7 — ALLOWANCE FOR LOAN LOSSES

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

NOTE 8 — LOAN IMPAIRMENT

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

NOTE 9 — DEFERRED COST — RELATED PARTY

Deferred cost consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred servicing fee	$813,548	$—
Total deferred cost	$813,548	$—

Details of this related party transaction please refer to Note 16.

NOTE 10 — PROPERTY AND EQUIPMENT, NET

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

NOTE 11 — GOODWILL

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

NOTE 12 — LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from two months to one year and with corresponding interest rates varying from 11% to 17.5%.

Loan from individuals consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Loan from individuals	$36,944,600	$—

The following table represents the aging of loans from individuals as of December 31, 2015:

	1 – 89 days past due	90 – 179 days past due	180 – 365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$—	$—	$—	$—	$—	$36,944,600	$36,944,600

For the years ended December 31, 2015 and 2014, interest expense incurred on loans from individuals was $3,026,796 and $0, respectively.

NOTE 13 — PAYABLE TO SHAREHOLDER

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

NOTE 14 — CONVERTIBLE NOTES

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

According to the agreements, upon default and the receipt of default notice from the debt holder, each note shall become immediately payable for an amount which is the greater of 1) 150% times the sum of the then outstanding principal amount of the note, plus accrued and unpaid interest on the unpaid amount to the date of payment, plus default interest or 2) the “parity value” of the default sum to be paid, where parity value means (a) the highest number of shares of common stock issuable upon conversion treating the trading day immediately preceding the payment date as the conversion date, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and the ending one day prior to the payment.

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

On May 5, 2014, Asher Note 2 of $42,500 became convertible. Asher Enterprises converted the convertible note in full amount in 2015. See Note 22.

The Company has received the default notices for both notes on November 12, 2014 (the “Default Date”). Upon the receipt of default notice, the Company was subject to default term from the date of default and all the default interest will be subject to conversion at the debt holder’s request. The Company recognized a loss on debt default of $31,250 on the Default Date.

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

NOTE 15 — DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities:	Total	Level 1	Level 2	Level 3
Embedded conversion option derivative liabilities	$213,498	—	—	$213,498

The embedded conversion option derivative liabilities as of December 31, 2013 were zero.

The following is a reconciliation of the conversion option liabilities for which Level 3 inputs were used in determining the fair value:

Beginning balance as of January 1, 2015	$213,498
Fair value of embedded conversion derivative liabilities at issuance charged to debt discount – Asher Note 1 and 2	—
Reclassification of derivative liabilities to additional paid-in capital due to conversion of Asher Note 1	—
Change in fair value of derivative liabilities	(213,498)
Derivative Liabilities as of December 31, 2015	$—

Beginning balance as of January 1, 2014	$—
Fair value of embedded conversion derivative liabilities at issuance charged to debt discount – Asher Note 1 and 2	104,742
Reclassification of derivative liabilities to additional paid-in capital due to conversion of Asher Note 1	(250,300)
Change in fair value of derivative liabilities	359,056
Derivative Liabilities as of December 31, 2014	$213,498

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

NOTE 16 — RELATED PARTY TRANSACTIONS

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

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

Total future minimum rental lease commitments are as follows:

Years Ended December 31:

2016	$119,802
2017 – 2019	—
Thereafter	—
Total	$119,802

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of December 31, 2015.

NOTE 18 — TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People’s Republic of China (PRC)

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2015	December 31, 2014
Tax expense at statutory rate – US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	17.74%	(25)%
Effective income tax rates	42.74%	0%

Taxes payable consisted of the following:

	December 31, 2015	December 31, 2014
Business tax payable	428,491	—
Other taxes payable	57,309	—
Total taxes payable	$485,800	$—

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

NOTE 19 — EARNING (LOSS) PER SHARE

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

NOTE 20 — DISCONTINUED OPERATIONS

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

NOTE 21 — SUBSEQUENT EVENT

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

