Form 10-K
period 2016-12-31
Consumer Capital Group, Inc.
filed 2017-04-17
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,893,71.

As of April 14, 2017, the registrant had 32,178,849 shares of common stock, par value $0.0001 per share, outstanding.

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

USE OF CERTAIN DEFINED TERMS

In this annual report, unless otherwise noted or as the context otherwise requires, “Consumer Capital”, the “Company,” “CCGN” “we,” “us,” and “our” refers to the combined business of i) Consumer Capital Group, Inc. (“Consumer Capital”), a corporation formed under the laws of the Delaware, ii) Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), a wholly-owned subsidiary of Consumer Capital and a wholly foreign-owned enterprise (“WFOE”) formed under the laws of the People’s Republic of China (the “PRC”), iii) America Pine (Beijing) Bio-Tech Inc. (“America Pine”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, iv) America Arki (Fuxin) Network Management Co. Ltd. (“America Arki”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, v) America Arki Network Service Beijing Co., Ltd. (“Arki Network”), a variable interest entity (“VIE”) and a limited liability company formed under the laws of the PRC controlled by Jianmin Gao and Fei Gao, vi) America Arki (Tianjin) Capital Management Partnership (“Arki Capital”), a 51%-owned subsidiary of Arki Network and a limited partnership formed under the laws of the PRC, and vii) Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC.

For the sake of clarity, this prospectus follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chief Executive Officer will be presented as “Jianmin Gao,” even though, in Chinese, Mr. Gao’s name is presented as “Gao Jianmin.”

PART I

Item 1. Business.

Overview

We strive to become a one-stop shop that focuses on financial advisory service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in two core businesses: microfinancing and financial advisory service. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and our VIE, Arki Network, and our financial advisory service through Arki Network’s wholly-owned subsidiary Yin Hang. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We also offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in financial advisory service and ability to streamline microfinancing process will place our company in a unique position in the marketplace.

Our Business

Microfinancing

Currently, we engage in both microfinancing business and financial innovation through our subsidiary, Arki E-Commerce and VIE, Arki Network, to provide direct loans to SMEs and sole proprietors based in Liaoning Province. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediary to facilitate the loan transactions for a 2% service fee. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

UnionPay Liaoning are incentivized to recommend as many borrowers to us as possible as the additional service fee becomes another source of revenue for their operation. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system. Once a business owner submits his/her loan application to us, along with a recommendation letter provided by UnionPay Liaoning, Arki Network’s loan servicing team conducts additional due diligence on the quality of the borrowers. The loan servicing team first makes sure that the business is duly incorporated and in good standing with the State Administration for Industry and Commerce. The servicing team will then check business’s credit history based on public records provided by the National Enterprise Credit Information Publicity System. The servicing team will also check business’s history with local tax authority to ensure that it does not have any outstanding tax liability. Lastly, the servicing team will conduct phone or in-person interview with the applicant to verify all necessary information. In certain instance, the servicing team may conduct arbitrary on-site visit to the business to assess the validity of the business. Upon completion of the background check by Arki Network’s servicing team, Arki E-Commerce provides short-term loans in the form of original issue discount (“OID Loans”) to qualified borrowers with pre-set interest rate, terms and conditions. While Arki E-Commerce collects the interest generated through these loans, Arki Network generates revenue through a one-time 3% service fee while UnionPay Liaoning collects an additional 2% service fee based on the loan amount, due upon issuance of the OID Loans. As of the date of this prospectus, because we are a relatively new entry to the this market, we only provide loans to business with annual revenue of at least RMB 2,000,000 (approximately US$285,714) with the following terms in order to lower default risk by the borrowers:

●	Principal loan amount: RMB 300,000

●	Term: 3 months

●	Security interest is not required

●	Interest: 1% per month (in the form of original issue discount)

●	Principal amount to be paid in 3 equal tranches with the first payment due at the end of the 1stmonth

Once the loan application is approved by Arki Network, Arki E-Commerce provides funding for the loan to Arki Network, which in turn transfer the funding, net of its service fee, to UnionPay Liaoning, which will wire the money after deducing its service fee to borrower’s bank account stored in its system, the same account borrower uses for receivables from the credit card transactions. Once payments are due from the borrower, the borrower will send each tranche of repayment directly to Arki Network through Unionpay’s payment processing system and Arki Network will transfer the repayment back to Arki E-Commerce. Neither UnionPay nor Arki Network charges any service fee to process the repayments.

Because there are many SMEs throughout China, we believe that our microfinancing model offers substantial market potential and intend to devote additional resources to apply the business model in other regions throughout China.

Financial Advisory Service

Through Arki Network’s wholly-owned subsidiary Yin Hang, we offer financial consulting services such as loan origination criteria checkup, risk assessment and loan monitoring to SMEs and financial institutions in China. Acquired by Arki Network in December of 2016, Yin Hang began its operation in 2013 and has developed its own big data risk assessment system to provide credit rating and risk management solutions to borrowers and financial institutions to facilitate loan origination process and reduce default risks for all parties involved in a particular lending transaction. Based on the loan transactions, the service fee is typically between 15-24% of the loan amount, to be covered by the borrowers.

Yin Hang has provided its services to a range of industries, including agriculture, manufacturing, servicing and consumer product sectors. Company’s core value relies on the big data it has collected based on borrower’s demographics and psychographics in the past. Using Yin Hang’s risk assessment system, lenders are able to reduce its risk and improve the performance of its loan portfolio by only lending to borrowers that the assessment system pre-approves. On the other hand, borrowers using the system is able to receive a credit assessment that could serve as an independent valuation for the lender in addition to lender’s own credit assessment team. The credit assessment of a particular borrower is based on the following factors:

●	Borrower’s ability to make repayments. In order to assess borrower’s ability to make repayments, Yin Hang collects information through on-site visits and review of business records to determine borrower’s revenue, expense and cash flow. Through Yin Hang’s internal data analysis, the numerical data provides important insights to borrower’s burn rate, capital needs and most importantly, ability to make payments in a timely manner.

●	Borrower’s intention to make repayments. In order to assess borrower’s intention to make repayments, Yin Hang checks the credit history of the principal owner of the business borrower. Once the individual credit check passes, a more detailed study is conducted based on the profile of the individual and the profile is cross-referenced with behavior patterns of past borrowers of similar background. The study will exam the individual’s age, family status, education background, peer review of its employees, business partners or competitors, criminal or legal matter background, and observed personality based on in-person interviews. The goal of the assessment to ensure the reliability of the individuals.

●	Lender’s internal risk control procedures. Yin Hang provides consulting services to lenders to ensure that the lender have an effective control and procedure in place to assess credit worthiness of a borrower. While the company provides a third-party assessment to the risk level of any particular borrower, lender’s ability to assess risk on its own and absorb a potential default is also important to the success of a loan transaction.

In addition to the risk assessment service that Yin Hang provides, the company is also able to provide lenders with loan monitoring and collection service.

Wealth Management

Arki Network through its 51%-owned subsidiary, America Arki (Tianjin) Capital Management Partnership (“Capital”), engages wealth management business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%. The platform will allow retail investors to invest as limited partners in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. Arki Capital generates its revenue through the performance of each financial product, as it will keep all return in excess of the return that is marketed to the retail investors for the product.

Because Arki Capital invests in relatively safe products such as short-term bridge loans borrowed by the banks (sometimes 1-2 days), we believe that the return on these investments will not be below the marketed return to the retail investors.

We expect Arki Capital to derive substantially all of its revenues from the return proceeds received from distribution of fixed income products in connection with the underlying product. As of the date of this Annual Report, Arki Capital has had limited operations and we have generated limited income from this business.

Corporate History and Organization

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

As of December 31, 2010 and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets, no revenues, or operating history. On January 11, 2011, we changed our fiscal year end from June 30 to December 31.

On February 4, 2011, we acquired Consumer Capital Group, Inc., a California corporation (“CCG California”), a consumer e-commerce business with operations in the People’s Republic of China (“PRC”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among ys, our wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result, CCG California became our wholly-owned subsidiary, and the subsidiaries of CCG Delaware including America Pine (Beijing) Bio-Tech, Inc. (“American Pine”), Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), Beijing Beitun Trading Co., Ltd. (since disposed in 2014), and America Arki (Fuxin) Network Management Co. Ltd. (“American Arki”), all of which are incorporated in China (together, the “PRC Subsidiaries”), became Mondas’s indirect subsidiaries. Arki E-Commerce and America Arki have a contractual relationship with America Arki Network Service Beijing Co., Ltd. (“Arki Network”), a PRC limited liability company, which is 100% owned by two of CCG California’s former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network are collectively referred to as the “CCG Group.”

On January 7, 2011, we formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger. On February 17, 2011, we changed our name to Consumer Capital Group Inc. Pursuant to Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into our company with our company surviving and CCG Name Sub ceasing to exist.

Under the Merger Agreement, we issued an aggregate of 17,777,778 shares of common stock to the shareholders of CCG California immediately prior to the Merger (“CCG Shareholders”) at an exchange rate of one (1) share of our common stock for each 21.96 shares of CCG California common stock.

Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of the our company, Mr. Bengfort. As a part of the Merger, CCG California paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of common stock directly held by him, constituting 92.6% of his pre-Merger holdings of our common stock.

In connection with the Merger, our mining rights were assigned to Mr. Bengfort, and in turn, Mr. Bengfort personally assumed all liabilities of our company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between our company and Mr. Bengfort effective on the closing date of the Merger (the “Assignment and Assumption Agreement”). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which we owed to him immediately prior to the closing of the Merger, along with all other claims against us, by executing a release agreement (“Release”) effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement, including various representations and warranties. Further, Mr. Bengfort executed an indemnification agreement (“Indemnification Agreement”) in favor of CCG California and its shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of our company that may materialize within a one year period after the closing. The closing of the Merger was on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned from his role as our sole officer and director. New directors took office, and appointed new officers promptly following the closing of the Merger.

Changes of Business

E-Commerce Business

The founders of the CCG Group formed America Pine California in California on November 27, 2006. America Pine was in the business of selling healthcare products imported from the United States of America to residents in the PRC via internet. The founders formed America Pine in the PRC on March 21, 2007 as a wholly owned subsidiary of America Pine California to conduct operations for this business in the PRC. These operations ceased on February 5, 2010.

The founders formed Arki E-Commerce in the PRC on March 6, 2008 as a wholly owned subsidiary of America Pine California with an intention to develop the CCG Group’s consumer e-commerce business.

On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine California transferred all of its equity interests in both Arki E-Commerce and America Pine to CCG California, which was formed in California on October 14, 2009.

On November 26, 2010, CCG California formed America Arki, a PRC WFOE, as its wholly owned subsidiary.

On November 26, 2010, Arki E-Commerce, Arki Network, and Arki Network’s shareholders entered into contractual arrangements, and on December 2010, America Arki, Arki E-Commerce, and Arki Network’ shareholders entered into contractual arrangements, to operate Company’s consumer e-commerce website. Arki Network is owned by CCG’s two largest shareholders, Mr. Jianmin Gao and Mr. Fei Gao. These arrangements are more fully described below under “Corporate Structure.” Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in first quarter of 2015.

Distribution Business

On November 29, 2010, CCG California received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beitun Trading Co. Ltd. (“Beitun Trading”). Beitun Trading had a registered capital of RMB500,000 (approximately $80,250), of which RMB255,000 (approximately $40,928) was contributed by CCG and RMB245,000 (approximately $39,323) was contributed by Wei Guo. Effectively, CCG had control of 51% of Beitun Trading, and Wei Guo owned 49% of Beitun Trading. Through Beitun Trading, we engaged in the wholesale distribution of various food and meat products. On April 1, 2014, we entered into an agreement to sell our 51% interest in Beitun Trading to Zhang Yifan in exchange for cash payment of RMB 255,000. We have since ceased our distribution business.

Debit Card Program

The Company cooperated with a Fuxin Bank, a retail bank in the PRC, to issue cobranded debit cards. Retail store vendors throughout China were signed up to the Company’s debit card program. The Company charged each participating vendor a percentage of transactions with that vendor. Each vendor received a percentage of future transactions of the cards issued by the vendor. Cardholders received certain amounts of cash refund from participating vendors and earned points to be spent on www.ccmus.com. We ceased such operation in 2015.

Peer-to-Peer Lending

On December 23, 2014, the Company and Shanghai Zhonghui Financial Information Services Corp., a company established under the laws of People’s Republic of China, entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the term of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain individuals affiliated with Shanghai Zhonghui (the “Zhonghui Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui. As incentive for the closing of the Acquisition, the Company also agreed to issue to the Affiliates 5,000,000 additional shares of the Common Stock.

Established on May 26, 2014, under the PRC laws, Shanghai Zhonghui offers a peer-to-peer lending platform that provided financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

On December 28, 2016, upon approval by the majority shareholder and Board of Directors of the Company and Arki Network, Arki Network entered into certain business sale agreement with Yanbian YaoTian Gas Group Co., Ltd, a company organized under the laws of the PRC whereby Arki Network sold all of its interest in Shanghai Zhonghui for no consideration.

Current Business

Our current business is discussed in detail under the Section “Item 1. Business.”.

Corporate Structure

As discussed above, Consumer Capital Group Inc. (formerly known as Mondas Minerals Corp.) is a holding company incorporated under the laws of the State of Delaware on April 25, 2008. Through acquisitions and mergers, we are the parent company of i) Arki (Beijing) E-Commerce Technology Corp., which is a WFOE formed under the laws of the PRC on March 6, 2008 with a registered capital of US$300,000 and legal representative of Jianmin Gao, ii) America Pine (Beijing) Bio-Tech Inc., which is a WFOE formed under the law of the PRC on March 21, 2007 with a registered capital of approximately US$330,000 and legal representative of Jianmin Gao and iii) America Arki (Fuxin) Network Management Co. Ltd., which is a WFOE formed under the laws of the PRC on November 25, 2010 with a registered capital of US$200,000 and legal representive of Jianming Gao.

Contractual Arrangements among Arki E-Commerce, Arki Network, and America Arki

Our relationships with Arki Network, its stockholders, and Arki E-Commerce are governed by a series of contractual arrangements, as we (including our direct and indirect subsidiaries) do not own any equity interests in Arki Network. PRC law currently has limits on foreign ownership of certain companies. To comply with these restrictions, Arki Network and its shareholders entered into two sets of contractual arrangements with Arki E-Commerce and America Arki in November 2010:

Powers of Attorney. The equity owners of Arki Network irrevocably appointed Arki E-Commerce and America Arki to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members.

Share Pledge Agreements. The equity owners of Arki Network pledged their respective equity interests in the entity as a guarantee for the payment by the entity of consulting and services fees under the business cooperation agreements and repayment under the loan agreements.

Business Cooperation Agreement. Arki E-Commerce and America Arki provide the entity with technical support, consulting services, and other commercial services to Arki Network. The initial term of these agreements is ten years. In consideration for those services, Arki Network agrees to pay Arki E-Commerce and America Arki service fees. The service fees are eliminated upon consolidation.

Loan Agreements. Loans were granted to the equity owners of Arki Network by America Arki with the sole and exclusive purpose of providing funds necessary for its capitalization as required by the laws of the PRC.

Exclusive Option Agreements. Shareholders of Arki Network granted an option contract to Arki E-Commerce and America Arki to purchase their respective equity interests in the entity. As of the date of this prospectus, we conduct substantially all of our business operations through Arki E-Commerce and America Arki, which hold substantial control over Arki Network’s operations through their contractual arrangements.

The following diagram illustrates our current corporate structure:

Consumer Capital Group Inc. ("Consumer Capital") 消费资本集团股份有限公司 (US Company)
100%
Arki (Beijing) E-Commerce Technology Corp. ("Arki E-Commerce") 航凯（北京）电子商务科技有限公司 (PRC Company)
100%
America Arki (Fuxin) Network Management Co., Ltd. ("America Arki") 美航凯（阜新）互联网信息管理有限公司 (PRC Company)
100%
Arki Pine (Beijing) Bio-Tech, Inc. ("America Pine") 美松（北京）生物高科技有限公司 (PRC Company)
VIE Operation
VIE Operation
America Arki Network Service Beijing Co., Ltd. ("Arki Network") 北京美航凯互联网信息服务有限公司 (PRC Company)
51%
America Arki (Tianjin) Capital Management Partnership ("Arki Capital") 美航凯（天津）资产管理合伙企业 (PRC Company)
100%
Yin Hang Financial Information Service (Shanghai) Co. Limited ("Yin Hang") 引行金融信息服务（上海）有限公司 (PRC Company)

Our Industry

According to a working paper published by Hong Kong University of Science and Technology, despite their on-going contributions to China’s economic development, SMEs face significant barriers in accessing credit from state-owned commercial banks. In 2013, only 23.2 percent of bank loans were extended to SMEs. Access to working capital loans is even more restricted: only 4.7 percent of short-term loans went to SMEs. Given these structural constraints on private sector borrowing from state banks, China’s SMEs have depended on non-banking sources of credit since the earliest years of economic reform. In surveys of private businesses conducted during the mid-1990s and mid-2000s, over two-thirds of the respondents indicated that they had relied on some form of informal finance. More recent research indicates that reliance on non-banking financing mechanisms has not abated. A World Bank survey of 2,700 private companies in 2011 to 2013 found that only 25 percent had bank credit and 90 percent drew on internal financing. Within that period, a 2012 survey of SMEs in fifteen provinces conducted by China’s Central University of Finance and Economics (CUFE) found that 57.5 percent had participated in informal credit markets. The bi-annual national surveys private enterprises administered by the All-China Federation of Industry and Commerce consistently find that ‘accessing bank credit’ is among the top self-reported challenges facing the private sector. As such, SMEs in China continue to rely heavily on non-banking financial intermediaries. (Source: Financing Small and Medium Enterprises in China: Recent Trends and Prospects beyond Shadow Banking, Kellee S. Tsai, HKUST IEMS Working Paper No. 2015-24, May 2015)

In China, the reliance on these non-banking financial intermediaries represents a market response to a combination of policy restrictions and related political priorities. At the most basic level, financial repression allows SOEs to receive subsidised credit, while inhibiting the ability of banks to price loans for higher risk SMEs. As such, since the earliest years of reform, various types of informal financial intermediaries and non-banking financial intermediaries have emerged to fill the SME funding gap. Some lend directly to private businesses, while others guarantee loans from commercial banks. Meanwhile, artificial suppression of deposit rates has driven savers to seek higher returns from other investment opportunities. Banks thus turned to off-balance sheet products to generate earnings from alternative sectors. The recent rise of on-line P2P lending platforms bypasses the banking system altogether by brokering between SMEs and private lenders/investors. This imbalance between supply and demand for capital among SMEs therefore presents business opportunities for us.

Business Strategy

We plan to implement three primary strategies to expand our market presence within the industry: (i) increase Arki E-Commerce’s lending capacity through the cash generated from operations and capital raised from this offering; (ii) increase the Company’s offering of financial services by expanding the business into financial consulting services throughout China; and (iii) expand the Company’s geographic coverage for both microfinancing and financial advisory service to major metropolitan areas such as Beijing, Shanghai, Guangzhou through the establishment of sales force. We believe that we can experience significant growth in these areas because there is a large number of established SMEs and sole proprietors in need of capital resources but lack the ability to finance either due to their limited size of business or local banks’ preferences to finance bigger and more established companies.

Competitive Strengths

Although we operate in a highly-competitive industry, we believe that the following factors provide us with the competitive advantage in the marketplace that could differentiate us from our potential competitors:

●	Strong Relationships with Local Financial Institutions. We have developed strong relationships with local financial institutions. For our microfinancing business, we only provide financing to clients that have been pre-screened by the credit card processing companies such as UnionPay Liaoning, who and Arki Network would then charge a service fee based on the loan amount. The additional stream of revenue incentivizes UnionPay to promote our services and provide us with potential lending opportunities. For our financial advisory services, we assist lenders, often third-party banks, by assessing borrowers’ repayment ability and controlling default risk. In order to best serve our bank clients, we have familiarized ourselves with their product and service offerings, as well as their business needs. The banks, through our risk assessment service, could in turn identify borrowers with relatively low default risk. Our unique product offering helps us build a long-lasting relationship with local financial institutions who are looking to expand and diversify their loan portfolio. It is through leveraging this relationship with many banks that we believe we are able to provide a unique value-added service to our clients and will be able to grow our client base. These banks may also refer us clients that they are unable to serve either due to their internal client assessment requirements or availability of financial product and service offerings.

●	Experienced and committed leadership. We have had extensive experience in the banking industry prior to the shift of our new core business. For instance, we have accumulated much industry resources and business experience when we issued our co-branded debit card with Fuxin Bank a few years ago. Our management’s experience has provided our company with the skills and expertise that are essential in approaching and selecting appropriate banks, dealing with bank personnel, identifying and evaluating appropriate financial products and services, structuring tailored financial solutions and bargaining with banks on behalf of our clients. In addition, based on our past experience working with SMEs when we engaged in peer-to-peer lending business, we understand the needs of both SMEs and retail investors. We believe the experience and resources that our management can offer will help our company become a more active player in the industry.

●	Vast Industry Expertise and Big Data. Through our strategic acquisition of Yin Hang in December of 2016, we were able to bring in a team of professionals with years of experience servicing the financial service industry. In addition, came with Yin Hang is the big data the company has collected through its operation from the past few years. Company’s data contains information such as the performance of the loans offered by the clients they served, the demographics of the potential clients, and psychographics and behavior patterns of the clients served by Yin Hang’s clients. These big data could help our company effectively target potential clients, offer more attractive services and products and quickly adapt to different types of market demand.

●	Substantial potential client base. For our microfinancing business, our clients are recommended by the Liaoning provincial branch of UnionPay. Almost all businesses of various sizes use UnionPay as their primary credit card payment processor within China. Our collaboration with UnionPay therefore places us in a unique position, as UnionPay’s large portfolio of users could provide us with lending opportunities on a mass scale. As our business grows, we believe the existing clients will also continue to be a referral source of our business.

Competition

The microfinancing industry in China is intensely competitive and we compete with companies of various sizes. We believe that our major competition come from three sectors. First, many local banks and financial institutions, especially those located in Tier 2 or 3 cities in China have started engaging in lending business to finance SMEs locally. The banks and institutions have long-lasting relationships with the businesses locally. In addition, because most of the banks in China are state-owned enterprises (“SOEs”) or invested by SOEs, they have much more financial resources than we do. Second, we compete with many peer-to-peer lending platforms that match lenders and borrowers. Our key competitors include Yirendai, which is a public company listed on the NYSE, Ren Ren Dai and Lufax. Lastly, there are many private lending companies throughout China. In order to compete with them, including some of more established ones, we will need to be able to provide products that would be more attractive to the borrowers, including lower interest rate or free of collateral. We also compete with other financial products that attract borrowers. For example, we compete with traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. In light of the low barriers to entry in the microfinancing industry, more players may enter this market and increase the level of competition. We anticipate that more established internet, technology and financial services companies that possess large, existing user bases, substantial financial resources and established distribution channels may enter the market in the future.

Intellectual Property

We regard our domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights.

Domains

Consumer Capital Group Inc. has one domain name: www.ccgusa.com.

Arki Network holds the ICP license issued by the Beijing Communications Control Bureau No. 100852 on June 28, 2013 and expires on August 31, 2018, subject to our renewal. We have registered two websites using this ICP license: www.ccmus.com and www.bangnitou.net. www.ccmus.com was created for our E-Commerce business and www.bangnitou.net, which also has a corresponding mobile application, has been created for our wealth management business. As discussed elsewhere in this prospectus, neither business has generated substantial revenue as of today, if any.

Yin Hang holds the ICP license issued by the Shanghai Communications Control Bureau No. 14009685-3.

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

Marketing and Sales

Microfinancing Business

Pursuant to the collaboration agreement between Arki Network and UnionPay Liaoning, we do not engage in any marketing efforts for our microfinancing business. However, because UnionPay is incentivized to push our loan products to their clients and almost all businesses in China use UnionPay as their primary credit card processing company, we believe that the lack of marketing efforts on our own will not significantly deter the development of our business.

Financial Advisory Service

Offline Marketing Activities. Yin Hang has sales force on the ground stationed in various cities throughout the PRC, including Beijing, Baoding and cities within Inner Mongolia. We rely on the sales teams to reach out to our potential clients through cold phone calls or personal meetings. The sales force receives commission for successful generation of service engagement. In addition, we leverage their presence in local cities to promote and raise awareness of our products.

Online Marketing Activities. To further promote our brand, we also take advantage of the Internet and various mobile social network applications, such as Wechat and Weibo, through which we introduce basic products and services information, market research and updates to our members.

Wealth Management Business

While we have had limited operation and income from our wealth management business, the existing clients have come to us through referrals from existing relationships and we believe word-of-mouth is an especially effective marketing tool for the wealth management product, as our product mainly targets retail investors. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word-of-mouth referrals. We also encourage our employees to introduce or recommend new clients to us by providing incentive bonus.

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

The establishment, approval, registered capital requirement, and day-to-day operational matters of wholly foreign-owned enterprises (“WFOE”), such as our PRC subsidiary, Arki Network, are regulated by the WFOE Law of the PRC effective in 1986, as amended in 2000, and the Implementation Rules of the WFOE Law of the PRC effective in 1990, as amended in 2001.

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

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business (“the Circular”), issued by the former Ministry of Information Industry (“MII”) in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain an internet content provider, or ICP, license to conduct any value-added telecommunications business in China. Under the Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring, or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites, or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, certain relevant assets, such as the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. The Circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. If an ICP license holder fails to comply with the requirements in the Circular and also fails to remedy such non-compliance within a specified period of time, MII or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP license. We believe Arki Network is in compliance with the Circular.

Regulations Relating to Internet Information Services and Content of Internet Information

In September 2000, the State Council issued the Administrative Measures on Internet Information Services (“the Internet Measures”), to regulate the provision of information services to online users through the internet. According to the Internet Measures, internet information services are divided into two categories: services of an operative nature and services of a non-operative nature. Our business conducted through our website involves operating internet information services, which requires us to obtain an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local branch of MII may levy fines, confiscate its income, or even block its website. Due to the PRC law restriction that foreign investors cannot hold more than a 50% equity interest in a value-added telecommunications services provider, we hold our ICP license through Arki Network. Arki Network currently holds an ICP license issued by Beijing Communications Administration, a local branch of MII.

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

Pursuant to the Regulations on Occupational Injury Insurance effective in 2004 and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees. Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in 1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance, and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds. The PRC Subsidiaries and Arki Network are in process of applying for registration for social insurance and opening a housing fund account.

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

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle(“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for this offering given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network and Arki E-Commerce and between Arki Network and America Arki as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

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

Employees

As of December 31, 2016, we had approximately 285 full-time employees and no part-time employees.

Functional Area	Number of Employees
Senior management	29
Sales	185
Accounting	11
Human resources and administrative personnel	18
IT staff	23
Marketing	5
Other	14
Total	285

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this prospectus, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Note Regarding Forward Looking Statements” below for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this annual report.

We have a limited operating history in a new and evolving market, which makes it difficult to evaluate our future prospects.

The market for China’s microfinancing and financial advisory service is new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. Potential borrowers and lenders may not be familiar with this market and may have difficulty distinguishing our services from those of our competitors. Convincing potential new borrowers and lenders of the value of our services is critical to increasing the volume of loan transactions facilitated by our company and to the success of our business.

We started engaging in microfinancing business in 2016 and started providing financial advisory service with recent acquisition of Yin Hang in December of 2016. In addition, we started our wealth management business in 2015 and it is still currently in development stage. As a result, our current core business has a limited operating history. As our business develops or in response to competition, we may continue to introduce new products and services or make adjustments to our existing offerings and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by our companies, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and lenders;

●	broaden our loan product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of IT infrastructure and the confidentiality of the information provided and utilized across our platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and lenders about the value of our services, if the market for our services does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

If we are unable to maintain or increase the volume of loan transactions or if we are unable to retain existing borrowers or lenders or attract new borrowers or lenders, our business and results of operations will be adversely affected.

We provide services to both borrowers and lenders. To maintain the high growth momentum of our business, we must continuously increase the volume of loan transactions by retaining current participants and attracting more clients. We intend to continue to dedicate significant resources to our user acquisition efforts, including establishing new acquisition channels, particularly as we continue to grow our service portfolio and introduce new loan products. If there are insufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. The overall transaction volume may be affected by several factors, including our brand recognition and reputation, the interest rates offered to borrowers and investors relative to market rates, the effectiveness of our risk control, the repayment rate of borrowers on our marketplace, the efficiency of our platform, the macroeconomic environment and other factors. In connection with the introduction of new products or in response to general economic conditions, we may also impose more stringent borrower qualifications to ensure the quality of loans facilitated by our company, which may negatively affect the growth of loan volume. If any of our current user acquisition channels become less effective, if we are unable to continue to use any of these channels or if we are not successful in using new channels, we may not be able to attract new borrowers and lenders in a cost-effective manner or convert potential borrowers and lenders into active borrowers and lenders, and may even lose our existing borrowers and lenders to our competitors. If we are unable to attract qualified borrowers and sufficient lender commitments or if borrowers and lenders do not continue to participate in our marketplace at the current rates, we might be unable to increase our loan transaction volume and revenues as we expect, and our business and results of operations may be adversely affected.

If our loan products do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We incur expenses and consume resources upfront to develop and market new loan products. Our existing or new loan products could fail to attain sufficient market acceptance for many reasons, including but not limited to:

●	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

●	borrowers and investors using our services may not like, find useful or agree with any changes;

●	our failure to properly price new loan products;

●	defects, errors or failures on our service;

●	negative publicity about our loan products or our platform’s performance or effectiveness;

●	views taken by regulatory authorities that the new products or service changes do not comply with PRC laws, rules or regulations applicable to us; and

●	the introduction or anticipated introduction of competing products by our competitors.

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

The financial advisory and private lending industry in China is intensely competitive and evolving. We compete with many financial advisory firms. We also compete with financial products and companies that attract borrowers, lenders or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to lenders, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts, real estate and alternative asset classes.

Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms. Our competitors may also have longer operating histories, more extensive borrower or investor bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Our competitors may be better at developing new products, offering more attractive investment returns or lower fees, responding faster to new technologies and undertaking more extensive and effective marketing campaigns. In response to competition and in order to grow or maintain the volume of loan transactions facilitated through our services, we may have to offer higher investment return to investors or charge lower transaction fees, which could materially and adversely affect our business and results of operations. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our services could stagnate or substantially decline, we could experience reduced revenues or our services could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

Our inability to collect loans could adversely affect our results of operations.

We diversify our loan portfolio by only providing small loans to SMEs recommended by UnionPay Liaoning, which provide such potential borrowers based on borrowers past sales volume using their credit card processing system. There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay the outstanding loans balances in our direct loan business or that we may not recover the full amount of the payment we made to the lender in our guarantee business. While we hedge such default risk by keeping the loan amount at a relative low amount comparing to borrowers’ sale, the borrowers generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have fewer financial resources to weather a downturn in the economy.  Such borrowers may expose us to greater credit risks than lenders lending to larger, better-capitalized state-owned businesses with longer operating histories.  Conditions such as inflation, economic downturn, local policy change, adjustment of industrial structure and other factors beyond our control may increase our credit risk more than such events would affect larger lenders. Such systematic adverse changes in the local economy may have a negative impact on the ability of borrowers to repay their loans and our results of operations and financial condition may be adversely affected.

Our inability to fully integrate the business of Yin Hang Financial Information Service (Shanghai) Co., Ltd could have a material adverse effect on our results of operations.

We recently completed the acquisition of Yin Hang Financial Information Service (Shanghai) Co., Ltd, which engages in the business of financial advisory service including risk assessment, loan monitoring and loan collection. While our management have experience in this industry and we believe that Yin Hang’s business is complementary to our existing business, we have not had experience operating such business in the past. Therefore, we may not be able to achieve similar results or grow at the same rate as Yin Hang has in the past. It is also difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the direct lending industry may be exposed. After the acquisition, we will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	comply with any changes in the laws and regulations of the PRC or local province that may affect its lending operations;

●	expand our customer base;

●	maintain adequate control of default risks and expenses allowing it to realize anticipated revenue growth;

●	implement its customer development, risk management consulting Internet-based lending and national growth and acquisition strategies and plans and adapt and modify them as needed;

●	integrate any future acquisitions; and

●	anticipate and adapt to changing conditions in the Chinese lending industry resulting from changes in government regulations, mergers and acquisitions involving its competitors, and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

The continued development and success of our business relies on the recognition of our brands, including Yin Hang and Bangnitou. We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and lenders to our services. Successful promotion of our brand and our ability to attract qualified borrowers and sufficient lenders depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Our reputation may be harmed if information supplied by borrowers is inaccurate, misleading or incomplete, including if the borrowers use the loan proceeds for purposes other than as originally provided.

Borrowers supply a variety of information that is included in the loan listings on our marketplace. We do not verify all the information we receive from borrowers, and such information may be inaccurate or incomplete. For example, we often do not verify a borrower’s home ownership status or intended use of loan proceeds, and the borrower may use loan proceeds for other purposes with increased risk than as originally provided. Moreover, lenders do not, and will not, have access to detailed financial information about borrowers. If lenders issue in loans through our service based on information supplied by borrowers that is inaccurate, misleading or incomplete, those lenders may not receive their expected returns and our reputation may be harmed. Moreover, inaccurate, misleading or incomplete borrower information could also potentially subject us to liability as an intermediary under the PRC Contract Law.

Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and third-party service providers. Our business depends on our employees and third-party service providers to interact with potential borrowers and lenders, process large numbers of transactions and support the loan collection process, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with borrowers and lenders through our services is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages and subject to regulatory actions and penalties.

Furthermore, as we rely on certain third-party service providers, such as third-party payment platforms and custody and settlement service providers, to conduct our business, if these third-party service providers failed to function properly, we cannot assure you that we would be able to find an alternative in a timely and cost-efficient manner or at all. Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and lenders, inability to attract borrowers and lenders, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations. borrowers from participating in our marketplace, which may adversely affect our business.

A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and lenders’ ability and desire to invest in loans. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China’s economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and surrounding Asian countries. If present Chinese and global economic uncertainties persist, many of our lenders may delay or reduce their investment in the loans facilitated through our service. Adverse economic conditions could also reduce the number of qualified borrowers seeking loans on our service, as well as their ability to make payments. Should any of these situations occur, the amount of loans facilitated through our service and our net revenues will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Our ability to protect the confidential information of our borrowers and lenders may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Our service collects, stores and processes certain personal and other sensitive data from our borrowers and lenders, which makes it an attractive target and potentially vulnerable to cyber attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our service could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and lenders could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

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

We have implemented a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2016 and 2015. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2016 and 2015.

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

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the increasing traffic on our service. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in internet usage.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be adversely affected. Furthermore, if internet access fees or other charges to internet users increase, our user traffic may decline and our business may be harmed.

Our service and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our service and internal systems rely on software that is highly technical and complex. In addition, our service and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for borrowers and lenders using our service, delay introductions of new features or enhancements, result in errors or compromise our ability to protect borrower or investor data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of borrowers or lenders or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

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

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this annual report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. We currently do not carry a “key man” life insurance on the officers. Therefore, if one or more of our key executives were unable or unwilling to continue in their present positions, we may incur substantial cost or may not be able to replace them at all, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. If that’s the case, we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

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

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and lenders could diminish, resulting in a material adverse effect to our business.

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

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology service failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our service.

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

Risks Related to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to Arki Network, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

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

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company, Arki Network are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Arki Network, revoking the business licenses or operating licenses of Arki Network, shutting down our servers or blocking our online service, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our initial public offering to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of Arki Network, and/or our failure to receive economic benefits from Arki Network, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP.

Any failure by Arki Network, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If Arki Network, our consolidated variable interest entity, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of Arki Network were to refuse to transfer their equity interest in Arki Network to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

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

The shareholders of Arki Network, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Arki Network, our consolidated variable interest entity, are held by Mr. Jianmin Gao, our President, CEO and Chairman of the Board, and Fei Gao, COO and Dirctor. Their interests in Arki Network may differ from the interests of our company as a whole. These shareholders may breach, or cause Arki Network to breach, the existing contractual arrangements we have with them and Arki Network, which would have a material adverse effect on our ability to effectively control Arki Network and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Arki Network to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive option agreement with these shareholders to request them to transfer all of their equity interests in Arki Network to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the shareholders of Arki Network, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

We may lose the ability to use and benefit from assets held by Arki Network, our consolidated variable interest entity, that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Arki Network, our consolidated variable interest entity, holds certain assets that are material to the operation of our business, including domain names and an ICP license. Under the contractual arrangements, our consolidated variable interest entity may not and its shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event Arki Network’s shareholders breach the these contractual arrangements and voluntarily liquidate Arki Network, or Arki Network declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Arki Network undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

In particular, PRC laws and regulations concerning the peer-to-peer lending service industry are developing and evolving. Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoid conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the peer-to-peer lending service industry in the future, such as the Draft Measures. See “—Risks Related to Our Business—The laws and regulations governing the peer-to-peer lending service industry in China are developing and evolving and subject to changes. If our practice is deemed to violate any PRC laws or regulations, our business, financial conditions and results of operations would be materially and adversely affected.” We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, developments in the peer-to-peer lending service industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies that may limit or restrict online consumer finance services like us, which could materially and adversely affect our business and operations. Furthermore, we cannot rule out the possibility that the PRC government will institute a licensing regime covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

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

Except for our corporate website (www.ccgusa.com), we only have contractual control over our websites, as the domains are held by Arki Network or its subsidiaries. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

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

Our online services, operated by our consolidated variable interest entity, Arki Network, may be deemed to be providing commercial internet information services, which would require Arki Network to obtain an ICP License. An ICP License is a value-added telecommunications business operating license required for provision of commercial internet information services. Arki Network, our PRC consolidated variable interest entity has obtained an ICP license as an internet information provider. Furthermore, as we are providing mobile applications to mobile device users, it is uncertain if Arki Network will be required to obtain a separate operating license in addition to the ICP License. Although we believe that not obtaining such separate license is in line with the current market practice, there can be no assurance that we will not be required to apply for an operating license for our mobile applications in the future.

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, issued by the MITT in July 2006, prohibits domestic telecommunication service providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to this circular, either the holder of a value-added telecommunication services operation permit or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The circular also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Arki Network owns the relevant domain names in connection with our value-added telecommunications business and has the necessary personnel to operate our website. If an ICP License holder fails to comply with the requirements and also fails to remedy such non-compliance within a specified period of time, the MITT or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP License.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Business.,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this prospectus, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this prospectus, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this prospectus. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this prospectus could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this prospectus to conform our statements to actual results or changed expectations.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our corporate headquarter is located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. On December 21, 2014, we entered into a one-year lease agreement (the the Company leased its office space foa New York limited liability company (“Days Service”) for our principal executive office. The Lease started on January 1, 2015 and expired on December 31, 2015. We subsequently renewed the Lease for the fiscal year ended December 31, 2016 and then again for the fiscal year ended December 31, 2017. Pursuant to the current terms of the Lease, we have agreed to pay a monthly rent of $1200.00.

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the leasee of an office located at Gaopidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

Yin Hang’s principal offices are located Shangdu International Center, No.8 Dongdaqiao Road, Suite 503 and South Tower Suite 2101, Chaoyang District, Beijing, China. Yin Hang leases an aggregate of approximately 521 square meters for RMB 48,837 (approximately US$6,977). The three-year lease for Suite 503 started on April 12, 2014 and will expire on April 11, 2017, while the five-year lease for Suite 2101 started on February 9, 2013 and will expire on February 8, 2018.

All of the above leases are for commercial use. We believe that our existing facilities are adequate for our current requirements and we will be able to enter into lease arrangements on commercially reasonable terms for future expansion.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB Venture Market under the symbol “CCGN”. The OTCQB Venture Market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB’s quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Fiscal Year 2017	High	Low
First Quarter	$25	$1.6
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Fiscal Year 2016	High	Low
First Quarter	$4.77	$1.72
Second Quarter	$4.48	$1.00
Third Quarter	$2.60	$0.70
Fourth Quarter	$4.99	$0.51

Fiscal Year 2015	High	Low
First Quarter	$1.19	$0.30
Second Quarter	$3.22	$0.30
Third Quarter	$5.39	$2.50
Fourth Quarter	$5.57	$1.72

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

Holders of Our Common Stock

As of April 12, 2017, we had approximately 6,589 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On January 10, 2014, Asher Enterprises, Inc. (“Asher”) converted $15,000 of certain convertible promissory note into 4,098 shares of common stock at a conversion price of $3.66 per share. On August 29, 2014, Asher converted $12,036.06 of certain convertible promissory note into 12,942 shares of common stock at a conversion price of $0.93 per share. On October 2, 2014, Asher converted $1,948.08 of certain convertible promissory note into 32,468 shares of common stock at a conversion price of $0.06 per share. On October 16, 2014, Asher converted $15,306.06 of certain convertible promissory note into 72,886 shares of common stock at a conversion price of $0.21 per share. On October 21, 2014, Asher converted $15,086.05 of certain convertible promissory note into 43,103 shares of common stock at a conversion price of $0.35 per share. On November 20, 2014, Asher converted $14,994 of certain convertible promissory note into 59,976 shares of common stock at a conversion price of $0.25 per share. On December 13, 2014, Asher converted $17,949.06 of certain convertible promissory note into 99,717 shares of common stock at a conversion price of $0.18 per share. On February 27, 2015, Asher converted $1,124.44 of certain convertible promissory note into 112,444 shares of common stock at a conversion price of $0.01 per share. On February 27, 2015, Asher converted $11,694.15 of certain convertible promissory note into 89,955 shares of common stock at a conversion price of $0.13 per share. On March 10, 2015, Asher converted $16,311.68 of certain convertible promissory note into 101,948 shares of common stock at a conversion price of $0.16 per share. On March 11, 2015, Asher converted $23,102.94 of certain convertible promissory note into 110,014 shares of common stock at a conversion price of $0.21 per share. The shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 24, 2015, pursuant to certain Share Exchange Agreement between the Company and Zhong Hui, the Company acquired 51% of the capital stock of Zhong Hui by issuing an aggregate of 10,000,000 shares of Company’s common stock to shareholders of Zhong Hui, valued at $1.00 per share. The issuance of the common stock has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 31, 2015, Company issued an aggregate of 1,357,300 shares of common stock to 28 investors pursuant to a Regulation S offering at a purchase price of $2.50 per share, or an aggregate offering price of $3,382,500. The common stocks issued in this offering were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by provisions of the Regulation S of the Securities Act of 193 , as amended.

On July 28, 2016, the Company issued an aggregate of 187,929 shares of the Company’s common stock as equity awards to employees calculated through the application of an income approach to evaluate the future value of the operation into a present market value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 28, 2016, the Company issued an aggregate of 825,180 shares of the Company’s common stock pursuant to a Regulation S offering and stock purchase agreements entered into with various investors. The Company issued 825,180 shares of the Company’s common stock, for an aggregate purchase price of $1,790,640, or $2.17 per share. The common stocks issued in this offering were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by provisions of the Regulation S of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-looking Statements” on page 31.

Overview

We strive to become a one-stop shop that focuses on financial advisory service for micro, small-to-medium sized enterprises (“SMEs”). We are primarily engaged in two core businesses: microfinancing and financial advisory service. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and variable interest entity, Arki Network, and our financial advisory service through Arki Network’s 100%-owned subsidiary Yin Hang. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We also offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in financial advisory service and ability to streamline microfinancing process will place our company in a unique position in the marketplace.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using yearend rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

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

	As of December 31,
	2016	2015
Balance sheet items, except for the equity accounts	6.9458	6.4936
Items in the statements of income and comprehensive loss and statement of cash flow	6.9475	6.2284

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

Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in first quarter of 2015.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received.

Yin Hang provides credit risks assessment services to the borrowers and lenders on a third party P2P online lending platform. The service fees calculated based on complexity, required time, contents and commercial value of the coordination services between borrowers and lenders and are collected when the loan agreements are signed completely by all parties but before releasing the money to the borrowers.

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

DISCONTINUED OPERATIONS

See “Note 17 — DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

CASH AND CASH EQUIVALENTS

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2016 and 2015, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and US.

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

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. he Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Recent Development

Acquisition of Yin Hang

On December 1, 2016, we entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, a company established under the laws of the PRC. Pursuant to the agreement, we agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock, par value $0.0001 per share, to Yin Hang’s shareholders (the “Acquisition Shares”) for an aggregate acquisition price of $23,400,000 (the “Acquisition”). Pursuant to the terms of the Agreement, all Acquisition Shares shall be locked up for one year upon issuance and Yin Hang’s shareholders may sell up to 2% of the Acquisition Shares after such lock-up period.

Disposition of Shanghai Zhonghui

On December 28, 2016, upon approval by the majority shareholder and Board of Directors of our company and our variable interest entity of America Arki Network Service Beijing Co., Ltd, America Arki entered into certain business sale agreement with Yanbian YaoTian Gas Group Co., Ltd (the “Purchaser”), a company organized under the laws of the PRC whereby the America Arki sold all of its interest in Shanghai Zhonghui Financial Information Services Corp., a company also organized under the laws of the PRC for no consideration.

The Company’s results of operations related to Shanghai Zhonghui have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Comparison of the Fiscal Years Ended December 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the Years Ended December 31,
	2016	2015

REVENUE	$261,275	$-

COST OF REVENUE	-	-

GROSS PROFIT	261,275	-

Selling expenses	(42,795)	(67,934)
General and administrative expenses	(846,926)	(766,387)
LOSS FROM OPERATIONS	(628,446)	(834,321)

Other Income	8,754	100
Other Expense	(173,742)	(99,896)
Interest income	63,530	(441)
Change in fair value of derivative liabilities	-	213,498
Bargain purchase gain	1,593,719	-

Income (Loss) from continuing operations before income taxes	863,815	(721,060)

Income tax expense	(78,199)	-

Income (Loss) from operations	785,616	(721,060)
Less: Net loss (income) attributable to the non-controlling interest	109,317	82,293
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY - continuing operations	$894,933	$(638,767)

Discontinued operations
(Loss) Income from discontinued operations before income taxes (including pretax gain on sales of Shanghai Zhonghui: $1,355,432 in 2016	$(1,807,527)	$1,737,165
Income tax expense	(292,666)	(434,291)

Loss from discontinued operations	(2,100,193)	1,302,874
Less: Net loss (income) attributable to the non-controlling interest	1,699,130	(640,753)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY - discontinued operations	$(401,063)	$662,121

Net (loss) income	$(1,314,577)	$581,814
NET INCOME ATTRIBUTABLE TO THE COMPANY	$493,870	$23,354

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$0.03	$(0.03)
-Diluted	$0.03	$(0.03)

DISCONTINUED OPERATIONS
-Basic	$(0.01)	$0.03
-Diluted	$(0.01)	$0.03

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$0.02	$0.00
-Diluted	$0.02	$0.00

Weighted average number of common shares outstanding basic and diluted	31,601,516	22,420,839

Revenue.

During the fiscal year ended December 31, 2016, we had revenue of $261,275, comparing to revenue of $0 for the fiscal year ended December 31, 2015, an increase of $261,275. The significant revenue increase was mainly attributable to our launch of new microfinancing business.

Revenue from Shanghai Zhonghui (our discontinued business) for the fiscal years ended December 31, 2016 and 2015 were $1,043,523 and $5,326,506, respectively and were included in net income (loss) from discontinued operations.

Cost of Revenue.

We did not have any cost of revenue for the fiscal years ended December 31, 2016 and 2015, respectively.

Cost of goods sold from Shanghai Zhonghui (our discontinued business) for the fiscal years ended December 31, 2016 and 2015 were $0 and $0, respectively and were included in net loss from discontinued operations.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $261,275 for the fiscal year ended December 31, 2016, comparing to gross profit of $0 for the fiscal year ended December 31, 2015.

Gross profit from Shanghai Zhonghui (our discontinued business) for the fiscal years ended December 31, 2016 and 2015 were of $1,043,523 and $5,326,506, respectively, and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses decreased from $67,934 for the fiscal year ended December 31, 2015 to $42,795 for the fiscal year ended December 31, 2016, a decrease of $25,139. The decrease is mainly attributed to the decrease of our marketing expenses.

Selling expenses from Shanghai Zhonghui (our discontinued business) for the fiscal year ended December 31, 2016 and 2015 were $7,971,308 and $2,518,552, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $846,926 for the fiscal year ended December 31, 2016, compared to $766,387 for the fiscal year ended December 31, 2015, an increase of $80,539. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

General and administrative expenses from Shanghai Zhonghui (our discontinued business) for the fiscal year ended December 31, 2016 and 2015 were $1,865,042 and $2,615,599, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $628,446 for the fiscal year ended December 31, 2016, comparing to operating loss of $834,321 for the fiscal year ended December 31, 2015. The decrease of $205,875 was mainly due to we engage in both microfinancing business and financial innovation.

Other income and expenses.

We generated $8,152 in other income for the fiscal year ended December 31, 2016, comparing to $100 for the fiscal year ended December 31, 2015. We incurred $173,140 in other expense for the fiscal year ended December 31, 2016, comparing to 99,896 for the fiscal year ended December 31, 2015. Other expense consists of interest expense and the increase is primarily due to the increase of assets management service.  Our interest income was $63,530 for the fiscal year ended December 31, 2016, comparing to interest expense of $441 for the fiscal year ended December 31, 2015. Expenses from changes in the fair value of our derivative as a result of adopting ASC 82010 was an income of $0 for the fiscal year ended December 31, 2016, comparing to an income of $213,498 for the year ended December 31, 2015. We had bargain purchase gain of $1,593,719 for the fiscal year ended December 31, 2016, comparing to $0 for the fiscal year ended December 31, 2015. The significant increase of the bargain purchase gain is primarily due to acquisition of Yin Hang.

Total other expenses from Shanghai Zhonghui (our discontinued business) for the fiscal years ended December 31, 2016 and 2015 were $4,458,109 and $1,057,994, respectively and were included in net loss from discontinued operations.

Income tax.

We had tax expense of $78,199 for the year ended December 31, 2016, comparing to $0 for the year ended December 31, 2015. The increase of income tax expense is primarily due to the launch of our new microfinancing business.

Net loss from continuing operations.

As a result of the factors described above, our net income from continuing operations for the year ended December 31, 2016 was $785,616, comparing to net loss of $721,060 for the fiscal years ended December 31, 2015, an increase in loss of $1,657,576.

Net loss from discontinued operations.

Net loss from Shanghai Zhonghui (our discontinued business) for the years ended December 31, 2016 was $2,100,193, comparing to net income of $1,302,874 for the years ended December 31, 2015, respectively and were included in net loss from discontinued operations.

Net income (loss).

As a result of the factors above, our net loss for the fiscal year ended December 31, 2016 was $1,341,577, comparing to net income of $581,814 for the fiscal year ended December 31, 2015, a decrease of net income of $1,923,391.

Net income (loss) attributable to the company.

Net income attributable to our company was $493,870, or earnings of $0.03 per share (basic and diluted), for the fiscal year ended December 31, 2016, comparing to net income attributable to our company of $23,354, or loss of $0.03 per share (basic and diluted), for the fiscal year ended December 31, 2015.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the fiscal year ended December 31, 2016 was $355,888, comparing to translation loss of $191,032 for the year ended December 31, 2015. The increase of $546,920 is primarily due to the fluctuation of the exchange rate.

Liquidity and Capital Resources

All of our business operations are carried out by our PRC subsidiaries or variable interest entities, and all of the cash generated by our operations has been held by that entity. In order to transfer such cash to our parent entity, Consumer Capital Group, Inc., which is a Delaware corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, our PRC subsidiaries or variable interest entities would have to transfer funds to our parent entity.

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

As of December 31, 2016, cash and cash equivalents were $1,461,176, compared to $760,798 at December 31, 2015, an increase of $700,378.

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31
	2016	2015
Net cash flows (used in) provided by operating activities	$(5,521,846)	$2,644,560
Net cash flows provided by (used in) investing activities	$(5,470,906)	$(33,909,030)
Net cash flows provided by financing activities	$9,910,158	$34,080,173

Net cash flow used in operating activities was $5,521,846 for the fiscal year ended December 31, 2016, comparing to $2,644,560 provided by operating activities for the year ended December 31, 2015, an increase of $8,166,406. The increase in net cash flow used in operating activities was mainly due to the increased expenses relating to the shift of our core business.

Net cash flow used in investing activities was $5,470,906 for the fiscal year ended December 31, 2016, comparing to $33,909,030 for the fiscal year ended December 31, 2015, a decrease of $28,438,124. The decrease is mainly due to the decreased loan receivables in connection with the shift of our core business.

Net cash flow provided by financing activities was $9,910,158 for the fiscal year ended December 31, 2016, comparing to $34,080,173 for the fiscal year ended December 31, 2015, a decrease of $24,170,015. The significant decrease in net cash flow provided by financing activities was mainly due to the decreased loan from individuals borrowed in relating to the shift of our core business.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of December 31, 2016 and 2015, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high creditratings assigned by international credit rating agencies, or stateowned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with stateowned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of December 31, 2016 and 2015, our bank balances with the banks in U.S. exceeded the insured amount by $536 and $119,569, respectively. As of December 31, 2016 and 2015, our bank balances with the Banks in the PRC amounted to $1,460,640 and $641,229, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2016, we have three significant borrowers, which accounted for 63% of total loan receivable balance. The aforementioned borrowers paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

Lease commitments

Our corporate headquarter is located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. On December 21, 2014, we entered into a one-year lease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for our principal executive office. The Lease started on January 1, 2015 and expired on December 31, 2015. We subsequently renewed the Lease for the fiscal year ended December 31, 2016 and then again for the fiscal year ended December 31, 2017. Pursuant to the current terms of the Lease, we have agreed to pay a monthly rent of $1200.00.

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the leasee of an office located at Gaopidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

Yin Hang’s principal offices are located Shangdu International Center, No.8 Dongdaqiao Road, Suite 503 and South Tower Suite 2101, Chaoyang District, Beijing, China. Yin Hang leases an aggregate of approximately 521 square meters for RMB 48,837 (approximately US$6,977). The three-year lease for Suite 503 started on April 12, 2014 and will expire on April 11, 2017, while the five-year lease for Suite 2101 started on February 9, 2013 and will expire on February 8, 2018.

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

Item 8. Financial Statements and Supplementary Data.

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港 皇后大道中三五九至三六一號 南島商業大廈七樓

Tel: (852) 2851 7954     Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍 旺角 亞皆老街八號 朗豪坊辦公大樓 2105-06 室

Tel: (852) 2780 0607     Fax: (852) 2780 0013

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Consumer Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive losses, change in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, April 17, 2017

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,461,176	$760,798
Advances to suppliers	-	38,302
Prepaid expenses	85,098	1,200
Interest receivables	19,350	-
Other receivables	3,331,128	124,959
Loan receivables, net	683,496	-
Due from related parties	418,968	-
Current assets from discontinued operations	-	41,741,885
TOTAL CURRENT ASSETS	5,999,216	42,667,144

NON-CURRENT ASSETS
Property and equipment, net	101,825	6,760
Intangible assets, net	1,454,326	-
Deferred tax asset	57,498	-
Non-current assets from discontinued operations	-	548,315
TOTAL NON-CURRENT ASSETS	1,613,649	555,075

TOTAL ASSETS	$7,612,865	$43,222,219

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Loans from individuals	2,332,330	987,140
Accrued interest payables	129,574	-
Accrued liabilities	17,570	145,579
Taxes payables	351,714	-
Other payables	156,919	-
Payable to shareholder	102,035	85,067
Due to related parties	1,108,137	1,382,390
Deferred tax liabilities	135,717	-
Current liabilities from discontinued operations	-	41,228,471
TOTAL CURRENT LIABILITIES	4,333,996	43,828,647
TOTAL LIABILITIES	4,333,996	43,828,647

EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized 32,178,849 and 31,165,740 shares issued and outstanding as of December 31, 2016 and 2015, respectively	$3,218	$3,117
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital	8,121,378	4,402,476
Accumulated other comprehensive income	143,943	(44,436)
Accumulated deficit	(4,675,858)	(5,169,728)
Total equity of the Company	3,461,940	(939,312)
Non-controlling interest	(183,071)	332,884
TOTAL EQUITY	3,278,869	(606,428)

TOTAL LIABILITIES AND EQUITY	$7,612,865	$43,222,219

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

REVENUE	$261,275	$-

COST OF REVENUE	-	-

GROSS PROFIT	261,275	-

Selling expenses	(42,795)	(67,934)
General and administrative expenses	(846,926)	(766,387)
LOSS FROM OPERTIONS	(628,446)	(834,321)

Interest income	63,530	(441)
Interest expense	(173,140)	(99,896)
Other income	8,152	100
Change in fair value of derivative liabilities	-	213,498
Bargain purchase gain	1,593,719	-

Income (Loss) from continuing operations before income taxes	863,815	(721,060)

Income tax expense	(78,199)	-

Net income (loss) from continuing operations	785,616	(721,060)
Less: Net loss attributable to the non-controlling interest	109,317	82,293
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY - continuing operations	$894,933	$(638,767)

Discontinued operations
(Loss) Income from discontinued operations before income taxes (including pretax gain on sales of Shanghai Zhonghui: $1,355,432 in 2016	$(1,807,527)	$1,737,165
Income tax expense	(292,666)	(434,291)

Net (loss) income from discontinued operations	(2,100,193)	1,302,874
Less: Net loss (income) attributable to the non-controlling interest	1,699,130	(640,753)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY - discontinued operations	$(401,063)	$662,121

Net (loss) income	$(1,314,577)	$581,814
NET INCOME ATTRIBUTABLE TO THE COMPANY	$493,870	$23,354

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$0.03	$(0.03)
-Diluted	$0.03	$(0.03)

DISCONTINUED OPERATIONS
-Basic	$(0.01)	$0.03
-Diluted	$(0.01)	$0.03

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$0.02	$0.00
-Diluted	$0.02	$0.00

Weighted average number of common shares outstanding basic and diluted	31,601,516	22,420,839

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2016	2015

Net (loss) income	$(1,314,577)	$581,814
Other comprehensive income (loss):
Foreign currency translation adjustment	355,888	(191,032)
Comprehensive (loss) income	(958,689)	390,782
Less: comprehensive (income) attributable to non-controlling interest	(167,509)	-
Comprehensive (loss) income attributable to the Company	$(1,126,198)	$390,782

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Discount			Accumulated
			on	Additional	Accumulated	other	Stockholders’	Non-
	Common stock		common	paid-in	(deficit) /	comprehensive	equity /	controlling
	Shares	Amount	stock	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2014	19,394,079	$1,940	$(130,741)	$3,311,992	$(5,193,082)	$131,528	$(1,878,363)	$-	$(1,878,363)
Conversion of Convertible Notes	414,361	41	-	63,709	-	-	63,750	-	63,750
New Issues	11,357,300	1,136	-	1,026,775	-	-	1,027,911		1,027,911
Net Income					23,354	-	23,354	558,460	581,814
Foreign Currency Translation Adjustment	-	-	-	-	-	(175,964)	(175,964)	(15,066)	(191,030)
Capital injection to Shanghai Zhonghui from minority shareholders	-	-	-	-	-	-	-	(210,510)	(210,510)
Balance at December 31, 2015	31,165,740	3,117	(130,741)	4,402,476	(5,169,728)	(44,436)	(939,312)	332,884	(606,428)

New Issues	1,013,109	101	-	1,169,402	-	-	1,169,503	-	1,169,503
Net Loss	-	-	-	-	493,870	-	493,870	(1,808,447)	(1,314,577)
Foreign Currency Translation Adjustment	-	-	-	-	-	188,379	188,379	167,509	355,888
Acquisition of Yin Hang	-	-	-	2,549,500	-	-	2,549,500	-	2,549,500
Sales of Shanghai Zhonghui	-	-	-	-	-	-	-	1,124,983	1,124,983
Balance at December 31, 2016	32,178,849	$3,218	$(130,741)	$8,121,378	$(4,675,858)	$143,943	$3,461,940	$(183,071)	$3,278,869

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Operating Activities
Net (loss) income	$(1,314,577)	$581,814
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (Income) from discontinued operations, net of income taxes	2,100,193	(1,302,874)

Depreciation expense	7,419	8,913
Amortization	7,199	-
Change in fair value of derivative liabilities	-	(213,498)
Deferred tax expense	78,199	-
Bargain purchase gain	(1,593,719)	-

Change in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Advances to suppliers	35,799	(39,943)
Prepaid expenses	8,595	-
Interest receivables	(19,345)	-
Other receivables	(457,439)	(121,436)
Accrued liabilities	(127,581)	1,107
Taxes payable	8,764	-
Due from related party	(219,788)	(1,842)
Other payables	163,231	(101,981)
Net cash used in continuing operations	(1,323,050)	(1,189,740)
Net cash (used in) provided by operating activities from discontinued operations	(4,198,796)	3,834,300

Cash flows (used in) provided by operating activities	(5,521,846)	2,644,560

Investing Activities
Originated loans disbursement	(683,325)	-
Cash increased on investment of subsidiary	54,454	213,524
Purchase of property and equipment	(46,320)	(7,307)
Net cash (used in) provided by investing activities from continuing operations	(675,191)	206,217
Net cash used in investing activities from discontinued operations	(4,795,715)	(34,115,247)

Cash flows used in investing activities	(5,470,906)	(33,909,030)

Financing Activities
Proceeds from related party debt	(51,885)	115,492
Proceeds from issuance of shares	1,395,003	801,912
Proceeds from loans from individuals	1,409,123	1,029,446
Net cash (used in) provided by financing activities from continuing operations	2,752,241	1,946,850
Net cash provided by financing activities from discontinued operations	7,157,917	32,133,323

Cash flows provided by financing activities	9,910,158	34,080,173

Effect of exchange rate on cash and cash equivalents	(182,917)	(117,287)

Net (decrease) increase in cash and cash equivalents	(1,265,511)	2,698,416
Cash and cash equivalents, at beginning of year	$2,739,145	$40,729
Cash and cash equivalents, at end of year	$1,473,634	$2,739,145
Cash and cash equivalents from discontinued operations	(12,458)	(1,978,347)
Cash and cash equivalents from continuing operations, at end of year	$1,461,176	$760,798

Supplemental disclosure of cash flow information:
Income tax paid	$426,933	$27,945
Interest paid	$255,606	$-

Supplemental disclosure of non-cash activities:
Conversion of convertible notes	$-	$63,750

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Consumer Capital Group, Inc. (“CCG” or the “Company”) was incorporated in Delaware on April 25, 2008. The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and an affiliated PRC entity (“Affiliated PRC Entity”) that is controlled through contractual arrangements. On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine Group Inc. transferred both 100% of the stock rights of its wholly owned subsidiary Arki (Beijing) Ecommerce Technology Co., Ltd. and 100% of its stock rights of America Pine (Beijing) BioTech to Consumer Capital Group, Inc., a California corporation and wholly owned subsidiary of the Company (“CCG California”).

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

Immediately prior to the Merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the Merger, Mondas Minerals issued 17,777,778 shares of its common stock in exchange for the issued and outstanding shares of common stock of CCG California. Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of the Company’s common stock, 60% of which were held by the then principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the Merger, CCG paid $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of the Company’s common stock directly held by him, constituting 92.6% of his pre-Merger holdings of Company common stock.

SHANGHAI ZHONGHUI

Established on May 26, 2014, under the PRC laws, Shanghai Zhonghui offers financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

On December 23, 2014, the Company and Shanghai Zhonghui Financial Information Services Corp., a company established under the laws of People’s Republic of China, entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the term of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain individuals affiliated with Shanghai Zhonghui (the “Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui. As incentive for the closing of the acquisition, the Company also agreed to issue 5,000,000 additional shares of the Common Stock to the Affiliates.

On December 28, 2016, the Company and Yanbian Yaotian Gas Group Co., Ltd, (the “Purchaser”) a company incorporated under the laws of the People’s Republic of China, entered into a definitive agreement to sell all of its interests in Shanghai Zhonghui for nil consideration. As of December 31, 2016, the results of operations of Shanghai Zhonghui business are reflected in the Company’s consolidated financial statements as discontinued operations.

YIN HANG

Yin Hang Financial Information Service (Shanghai) Co., Limited ("Yin Hang") was incorporated on November 22, 2013 (date of incorporation) under the laws of the People’s Republic of China (“PRC” or “China”). The Company collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform.

On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, a company established under the laws of People’s Republic of China Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock, par value $0.0001 per share. Pursuant to the terms of the Agreement, all Acquisition Shares shall be locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the Acquisition Shares after such lock-up period. Further to the supplementary agreement dated March 28, 2017, as a reward for the aiding of acquisition, the Company also agreed to issue 320,000 additional shares of the Common Stock to a third party, Yu Yang.

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2016 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing Ecommerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal ecommerce operations prior to December 2010
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws
Yin Hang Financial Information Service (Shanghai) Co., Ltd ("Yin Hang")	November 22, 2013	PRC	100%(1)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2015 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%	U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations
Arki Beijing Ecommerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal ecommerce operations prior to December 2010
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%(1)	Commencing in December 2010, performs the principal daily ecommerce operations, transactions and management of the “consumer market network”
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct ecommerce operations in the PRC and maintains compliance with applicable PRC laws
Shanghai Zhonghui Financial Inforrnational Services LTD. (“Shanghai Zhonghui”)	May 26, 2014	PRC	50.82%(3)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)

(2)           VIE

(3)           Arki Network Service owned entities

In order to comply with the PRC law and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. Consumer Capital owns 0% of the equity interests of Arki Network Service. The equity interests of Arki Network Service are legally held directly by Mr. Jianmin Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of the economic benefits from Arki Network Service and are obligated to absorb all of Arki Network Service’ expected losses. Therefore, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain prior year balances were reclassified to conform to the current period's presentation with consideration of reflecting Shanghai Zhonghui business as discontinued operations. These reclassifications had no impact on net earnings and financial position.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of 2016 include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, and 51% majority ownership in Arki Tianjin. The consolidated financial statements of 2015 include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, 50.82% majority ownership in Shanghai Zhonghui, and 51% majority ownership in Arki Tianjin. As a result of contractual arrangements with Arki Network Service, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

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

	As of December 31,
	2016	2015
Balance sheet items, except for the equity accounts	6.9458	6.4936
Items in the statements of income and comprehensive loss and statement of cash flow	6.9475	6.2284

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

Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in first quarter of 2015.

Servicing fee income

Borrowers typically pay us a servicing fee on each payment received. The service fees compensate us for the costs we incur in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. We record servicing fees paid by borrower as a component of operating revenue when received.

Yin Hang provides credit risks assessment services to the borrowers and lenders on a third party P2P online lending platform. The service fees calculated based on complexity, required time, contents and commercial value of the coordination services between borrowers and lenders and are collected when the loan agreements are signed completely by all parties but before releasing the money to the borrowers.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

DISCONTINUED OPERATIONS

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” was effective for the Company during the year ended December 31, 2015. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui during 2016 as a discontinued operation pursuant to this standard. Refer to Note 15 for additional details.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. The Company accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the years ended December 31, 2016 and 2015 were nil, respectively, and will record as selling expenses if they happen in future.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, all of which are unrestricted as to withdrawal and uninsured. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.
2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, borrower or type of loans. The reserve rate could be decided based on management estimate of loan collectability.

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

LOANS FROM INDIVIDUALS

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 8% - 18% per annum with a term lasting from 6 months to one year.

PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost and consists of computer equipment, office equipment and furniture and is depreciated using the straightline method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

INTANGIBALE ASSEST, NET

Intangible assets, comprising intellectual property rights (the credit risks assessment system), which are separable from property and equipment, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets. As of December 31, 2016 and 2015, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, “Financial Instruments” (“Topic 825”), requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2016 and 2015, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of December 31, 2016 and 2015, our bank balances with the Banks in the PRC amounted to $1,460,640 and $641,229, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of December 31, 2016, the Company has three significant borrowers, which accounted for 63% of total loan receivable balance. The aforementioned borrowers paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

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

NOTE 3 - RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. he Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 4 - ADVANCES TO SUPPLIERS

Advances to suppliers consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Advances to suppliers	$-	$38,302

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventories.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Prepaid website services	$83,898	$-
Prepaid rent	1,200	1,200

Total prepaid expenses	$85,098	$1,200

NOTE 6 - LOAN RECEIVABLES, NET

The monthly interest rates on loan issued range from 8% to 30% for the year ended December 31, 2016.

As of December 31, 2016 and 2015, the total loan receivables balance was $683,496 and nil, and 63% and nil of the loan receivables were issued to three third-party small business borrowers.

Loan receivables consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Loan receivables	$683,496	$-

Allowance for impairment losses	-	-
Collectively assessed	-	-
Individually assessed	-	-
Total allowance for loan losses	-	-

Loan receivables, net	$683,496	$-

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 months to 6 months. For the year ended December 31, 2016 and 2015, the Company believed that all loans can be collected and therefore no allowance for loan losses is provided.

The following table represents the aging of loan receivables as of December 31, 2016:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$251,583	$-	$-	$-	$-	$431,913	$683,496

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Loan at end of year	$683,496	$-
Provisions	-	-
Ending balance	$683,496	$-

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 months to 6 months. For the year ended December 31, 2016 and 2015, the Company believed that all loans can be collected and therefore no allowance for loan losses is provided.

For the years ended December 31, 2016 and 2015, provision for loan losses was nil and nil, respectively.

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

For the years ended December 31, 2016 and 2015, loan impairment was nil and nil, respectively.

NOTE 9 - OTHER RECEIVABLES

Other receivables consist of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Advances to unrelated third-parties	$2,913,273	$90,839
Other deposits	417,855	34,120
	$3,331,128	$124,959

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Office equipment & computers	$40,233	$17,842
Equipment	59,060	-
Office furniture & fixtures	62,560	43,608
Motor vehicles	20,710	-
	182,563	61,450
Less: accumulated depreciation	(80,738)	(54,690)
Total property & equipment, net	$101,825	$6,760

For the years ended December 31, 2016 and 2015, depreciation expense from the continuing operations was $7,419 and $8,913, respectively.

NOTE 11 - INTANGIBLE ASSETS, NET

	As of December 31,
	2016	2015
Credit risks assessment system	$1,727,912	$-

Less: accumulated amortization	(273,586)	-
Total intangible assets, net	$1,454,326	$-

The Company obtained the intangible assets from the acquisition of business - Yin Hang. As of December 31, 2016, all of Yin Hang’s intangible assets are held by the Company. No significant residual value is estimated for these intangible assets. Amortization expense for the period from December 1, 2016 (date of acquisition) to December 31, 2016 totaled $7,199. For the years ended December 31, 2016 and 2015, the Company recorded nil and nil impairment respectively on the intangible asset - credit risks assessment system.

NOTE 12 - LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to one year and with corresponding interest rates varying from 8% to 18%.

Loan from individuals consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Loan from individuals	$2,332,330	$987,140

For the years ended December 31, 2016 and 2015, interest expenses incurred on loans from individuals were $171,978 and $99,896, respectively.

NOTE 13 - PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $ 102,035 and $ 85,067 to the Company as of December 31, 2016 and 2015, respectively. The payable to Caesar Capital Management Ltd. included amount due from Caesar of $117,767 and amount due to Caesar of $15,732 as of December 31, 2016, and amount due from of $117,767 and amount due to Caesar of $32,700 as of December 31, 2015. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of nil and nil have been accrued for the years ended December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, the balance of the convertible notes is nil and nil, respectively.

NOTE 15 - DISCONTINUED OPERATIONS

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continued operations in accordance with ASC 205-20-45.

On December 28, 2016, the Company and Yanbian Yaotian Gas Group Co.,Ltd,(the “Purchaser”) a company incorporated under the laws of the People’s Republic of China, entered into a definitive agreement to sell all of its interests in Shanghai Zhonghui for nil consideration. As of December 31, 2016, the results of operations of Shanghai Zhonghui business are reflected in the Company’s consolidated financial statements as “discontinued operations”.

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the years ended December 31, 2016 and 2015. A gain of $1,355,432 was recognized on the disposal, which is determined based on the total consideration of nil, the fair value of the remaining 50.82% equity interest in Shanghai Zhonghui of $1,355,432.

The significant items included within discontinued operations are as follow:

	For the Years Ended December 31,
	2016	2015

Revenue	$1,043,523	$5,326,506
Cost of revenue	-	-
Business taxes and surcharge	(108,524)	(300,948)
Operating expenses	(3,455,980)	(4,369,473)
Operating loss (income) from discontinued operations	(2,521,281)	656,085
Other (expense) Income	(1,012)	1,997,062
Provision for loan losses	(640,666)	(915,982)
Net gain on sales of Shanghai Zhonghui	1,355,432	-
(Loss) Income from discontinued operations before income taxes	(1,807,527)	1,737,165
Provision for income taxes	(292,666)	(434,291)
(Loss) Income from discontinued operations after income taxes	$(2,100,193)	$1,302,874

Assets and liabilities of discontinued operations are comprised of the following:

	As of December 31,
	2016	2015
Cash and cash equivalent	$12,458	$1,978,347
Interest receivable	13,879	843,953
Deferred cost	185,316	813,548
Prepaid expenses	4,463	17,371
Loan receivable, net	39,476,189	37,818,473
Other receivables	870,292	270,193
Current assets of discontinued operations	40,562,597	41,741,885
Deferred tax assets	-	307,057
Property and equipment, net	57,689	23,729
Goodwill	-	217,529
Non-current assets of discontinued operations	57,689	548,315
Total assets of discontinued operations	$40,620,286	$42,290,200

Accrued liabilities	53,518	57,246
Accrued interest payable	-	131,538
Loan from individuals	40,948,232	35,957,460
Tax payable	1,047,842	1,056,225
Due to related party	523,889	305,613
Other payables	-	339
Deferred revenue	714,069	3,720,050
Total liabilities of discontinued operations	$43,287,550	$41,228,471

Related parties transactions from discontinued operations

a)	Related parties:

Name of related parties	Relationship with the Company
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.
Arki Tianjin Asset management LLP.(“Arki Tianjin”)	Subsidiary of the Company, Arki Network Service owned entities

b)	The Company had the following related party balances at of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Due to related party:
Huirong	$235,947	$305,613
Arki Tianjin	287,942	-
	$523,889	$305,613

NOTE 16 - BUSINESS ACQUISITION

On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, a company established under the laws of People’s Republic of China Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock, par value $0.0001 per share. Pursuant to the terms of the Agreement, all Acquisition Shares shall be locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the Acquisition Shares after such lock-up period. Further to the supplementary agreement dated March 28, 2017, as a reward for the adding of acquisition, the Company also agreed to issue 320,000 additional shares of the Common Stock to a third party, Yu Yang.

The aggregate consideration paid by the Company in Yin Hang acquisition was 4,680,000 shares and 320,000 of Company’s common stock with stock price $0.51 at the acquisition date of December 1, 2016 to Yin Hang and shareholder Yu Yang, respectively. The fair value of shares exchanged for acquisition totaled $2,550,000.

The following table summarizes the purchase price allocation for Yin Hang and the amounts of the assets acquired and liabilities assumed which were based on their estimated fair values as of December 31, 2016

Cash and cash equivalents	$16,829
Prepayment	83,898
Deposit and other receivables	2,775,568
Due from a related company	205,591
Property and equipment, net	54,659
Intangible assets	1,454,326
Other payables and accruals	(156,919)
Taxes payable	(351,714)
Net assets	$4,082,238

The operating results of Yin Hang have been included in the Company’s consolidated financial statements since December 1, 2016, the acquisition date. Intangible assets represent Credit risks assessment system with an estimated useful life of 20 years

The Yin Hang acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that the Company allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarized the allocation of the Yin Hang purchase price to the fair value of assets acquired and liabilities assumed.

Fair value
Purchase price:
Fair value of common stock exchanged (5,000,000 shares @ $0.51)	$2,550,000

Allocation of purchase price to net assets acquired:
Net assets acquired as of December 31, 2016	(4,082,238)
Net loss for the period from December 1 to December 31, 2016	(61,481)

Bargain purchase gain	$1,593,719

NOTE 17 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing Ecommerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended 31, 2016 and 2015 respectively.

America Pine Beijing BioTech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended 31, 2016 and 2015 respectively

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2016 and 2015 respectively

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2016 and 2015 respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the period from December 1, 2016 (date of acquisition) to December 31, 2016.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2016 and period from October 22, 2015 (date of inception) to December 31, 2015.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	For the year ended December 31,
	2016	2015
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(15.95)%	(25)%
Effective income tax rates	9.05%	-

~~I~~ncome(Loss) before income taxes from continuing operations consists of:

	For the year ended December 31,
	2016	2015

Non-PRC (including bargain purchase gain on Yin Hang in 2016)	$1,535,148	$14,590
PRC	(671,333)	(735,650)
	$863,815	$(721,060)

The components of the income tax provision from continuing operations are as follows:

	For the year ended December 31,
	2016	2015
Current taxes	$-	$-
Deferred taxes	78,199	-
Income tax expense	$78,199	$-

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Accrued interest payable	$23,089	$-
Accruals	34,409	-
	$57,498	$-

	As of December 31,
	2016	2015
Deferred tax liabilities:
Accrued interest receivable	$(57,026)	$-
Accrued interest payable	(78,691)	-
	$(135,717)	$-

As of December 31, 2016 and 2015, the Company has a deferred tax asset of $57,498 and nil, and a deferred tax liability of $135,717 and nil resulting from certain net operating losses in PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Sercive, Arki Tianjin and Yin Hang to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Sercive, Arki Tianjin and Yin Hang start to have sufficient operation in future periods with supportable trend; the valuation allowance will be reduced accordingly. As of December 31, 2016 and 2015, the valuation allowance was nil and nil, respectively. Nil and nil of increase in the valuation allowance for each of the years ended December 31, 2016 and 2015, respectively.

The components of deferred taxes are as follows from continuing operations at December 31, 2016 and 2015:

	As of December 31,
	2016	2015

Deferred tax asset from net operating loss and carry-forwards	$72,872	$-
Valuation allowance	(15,374)	-
Deferred tax assets, net	$57,498	$-

Taxes payable consisted of the following:

	As of December 31,
	2016	2015
Income tax payable	$179,808	$-
Other taxes payable	171,906	-
Total taxes payable	$351,714	$-

NOTE 18 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2016	2015
Net income attributable to the Company	$493,870	$23,354
Weighted average outstanding ordinary shares-Basic	31,600,325	22,420,839
Weighted average outstanding ordinary shares-Diluted	31,600,325	22,420,839

Income per shares:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

CONTINUING OPERATIONS
Net income (loss) attributable to the Company	$894,933	$(638,767)
Weighted average outstanding ordinary shares-Basic	31,600,325	22,420,839
Weighted average outstanding ordinary shares-Diluted	31,600,325	22,420,839

Income (Loss) per shares:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)

DISCONTINUED OPERATIONS
Net (loss) income attributable to the Company	$(401,063)	$662,121
Weighted average outstanding ordinary shares-Basic	31,600,325	22,420,839
Weighted average outstanding ordinary shares-Diluted	31,600,325	22,420,839

(Loss) Income per shares:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

For the years ended December 31, 2016 and 2015, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 19 - RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.
Ms. Li Juan	Stockholder, procurment manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao
Mr. Yunfeng Du	The former shareholder of Yin Hang before Acquisition
Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

b)	The Company had the following related party balances at December 31, 2016 and 2015

	As of December 31,
	2016	2015
Due from related parties:
Mr. Dong Yao	$49,814	$-
Ms. Lihua Xiao	64,339	-
Mr. Hao Siheng	62,771	-
Ms. Li Juan	36,453	-
Zhongxin Credit	205,591	-
	$418,968	$-

	As of December 31,
	2016	2015
Due to related parties:
Mr. Jianmin Gao	$625,242	$561,798
Mr. Fei Gao	482,895	748,376
Ms. Lihua Xiao	-	72,216
	$1,108,137	$1,382,390

During the year ended December 31, 2016 and 2015, the Company advanced to Mr. Dong Yao of $49,814 and nil without interest and due on demand, respectively.

During the year ended December 31, 2016 and 2015, the Company advanced to Ms. Lihua Xiao of $64,339 and nil without interest and due on demand, respectively.

During the year ended December 31, 2016 and 2015, the Company advanced to Mr. Hao Siheng of $62,771 and nil for procurement activities without interest and due on demand, respectively.

During the year ended December 31, 2016 and 2015, the Company advanced to Ms. Li Juan of $36,453 and nil for procurement activities without interest and due on demand, respectively.

During the year ended December 31, 2016 and 2015, Zhongxin Credit borrowed $418,041and nil from the Company, and repaid $212,450 and nil, respectively. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance by scheduled payment within six months.

During the year ended December 31, 2016 and 2015, the Company advanced from Mr. Jianmin Gao of $625,242 and $561,798 without interest and due on demand, respectively.

During the year ended December 31, 2016 and 2015, the Company advanced from Mr. Fei Gao of $482,895 and $748,376 without interest and due on demand, respectively.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has entered into lease agreements with various third parties. The agreements terms of such non-cancellable operating leases are usually one to five years. As of December 31, 2016, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Years Ended December 31,

2017	$182,286
2018	135,291
2019	108,332
2020	86,146
2021	63,213
Thereafter	35,769
Total	$611,037

Legal Proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 21 - SUBSEQUENT EVENT

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2016.

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

Concurrently on January 22, 2016, the Board of Directors of the Company appointed Dominic KF Chan & Co. (“Chan”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2016 and December 31, 2015 and any subsequent interim periods through the date hereof prior to the engagement of Chan, neither the Company, nor someone on its behalf, has consulted Chan regarding: either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

On May 10, 2016, Company was informed by its independent registered accountants, Dominic K.F. Chan & Co. ("DKFC"), that DCAW (CPA) Ltd. (“DCAW”) has succeeded from DKFC, the license to audit U.S. public company regulated by PCAOB, effective from May 1, 2016. The principals and staff of DCAW are the same auditors and staff who were engaged on the audit of the Company while at DKFC. The engagement of DCAW was approved by the Company’s Board of Directors on May 13, 2016.

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

On November 14, 2016, Consumer Capital Group, Inc. (the “Company”) was informed by its independent registered accountants, Centurion ZD CPA Limited, or formerly known as DCAW (CPA) Limited (“DCAW”) that the firm has changed the name to “Centurion ZD CPA Limited”, effective November 14, 2016. The office addresses and telephone numbers of the firm remain unchanged.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2015 through December 31, 2016. However, this assessment is as of December 31, 2016.

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

Based on the evaluation as of December 31, 2016, for the reasons set forth below, our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2016, the Company determined that the following item constituted a material weakness:

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

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2016, we believe that our internal control over financial reporting was also ineffective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Our management has performed extensive procedures designed to ensure the reliability of our financial reporting. Furthermore, we were able to engage subject matter specialists to support management in its efforts to complete our financial filings and get us current in our filing obligations under the Exchange Act.  Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the fiscal years ended December 31, 2016 and 2015.

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period ended September 30, 2013, through December 31, 2016, nor were any changes made to our internal control over financial reporting from January 1, 2016 through the date of this annual report.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position	Director Since

Jianmin (“Jack”) Gao	63	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	2011
Fei Gao	37	Chief Operating Officer, Director	2011
Dong Yao	39	Chief Technology Officer, Director	2011

A brief description of the background and business experience of our directors and executive officers for the past five years is as follows:

Jianmin (“Jack”) Gao, 63, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002. We believe that Mr. Gao is qualified to serve on our Board of Directors because his experience in co-founding the Company’s China-based e-commerce platform and he brings a broad base of knowledge and experience in the commercial and investment banking industries.

Fei Gao, 37, Chief Operating Officer and Director. Mr. Gao, who is the son of Jianmin (“Jack”) Gao, is a co-founder and the Chief Operating Officer of our holding company, CCG. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007 and experience in managing and developing e-commerce business. We believes that Mr. Gao’s training in business management and experience in e-commerce business qualifies him to serve on our Board of Directors.

Dong Yao, 39, Chief Technology Officer and Director. Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. Mr. Yao has been the general technology manager in Beijing Meihangkai Internet Information Service Co., Ltd. since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000. We believe that Mr. Yao’s extensive experience in database development and management qualifies him to serve on our Board of Directors.

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

Code of Ethics

We current do not have a code of business conduct and ethics applicable to our directors, officers and employees, however, we intend to adopt one in the near future in connection with our application to list on the Nasdaq Capital Market.

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

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. The Company expects to create committees which are compliant with the rules of Nasdaq.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that our CEO Jianming Gao, COO Fei Gao and Director Dong Yao have untimely filed reports required under the Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Jianmin (“Jack”) Gao (1)	2016	$—	$—	$—	$—
Chief Executive Officer and Chief Financial Officer	2015	$—	$—	$—	$—
Fei Gao	2016	$30,000	$—	$—	$30,000
Chief Operating Officer	2015	$30,000	$—	$—	$30,000
Dong Yao	2016	$19,200	$—	$—	$19,200
Chief Technology Officer	2015	$19,200	$—	$—	$19,200

Employment Agreements

The Company does not have an employment agreement with any officer for their services as executive officers of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2016.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 12, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 12, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 12, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Jianmin Gao	9,106,439	29.22%
Fei Gao	2,276,609	7.3%
Dong Yao	4,553	0.01%
All officers and directors as a group (3 persons)	9,899,172	36.53%
5% shareholders:
Hanzhen Li	7,370,454	23.65%

(1)	Applicable percentages are based on 32,178,849 shares outstanding as of April 12, 2017.

(2)

Hanzhen Li individually holds 2,370,454 shares of common stock, representing 7.61% of the total outstanding. In addition, Hanzhen Li indirectly holds and has sole voting and dispositive power of 5,000,000 shares beneficially owned by Shanghai Zhong Hui Financial Informational Services Ltd.

Arrangements Pursuant to which a Change in Control May Occur

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Ms. Lihua Xiao	Management
Shanghai Huirong Asset Management Ltd.(“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.
Ms. Li Juan	Stockholder, procurment manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao
Mr. Yunfeng Du	The former shareholder of Yin Hang before Acquisition
Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd.	A related company of former shareholder of Yin Hang, Yunfeng Du

b)	The Company had the following related party balances at December 31, 2016 and 2015

	As of December 31,
	2016	2015
Due from related party:
Ms. Lihua Xiao	$64,339	$-
Mr. Hao Siheng	68,140	-
Ms. Li Juan	77,292	-
Zhongxin Credit	205,591
	$415,362	$-

	As of December 31,
	2016	2015
Due to related party:
Mr. Jianmin Gao	$577,181	$561,798
Mr. Fei Gao	482,895	748,376
Ms. Lihua Xiao	-	72,216
	$1,060,076	$1,382,390

During the year ended December 31, 2016, the Company granted loans of $64,339 to Ms. Lihua Xiao without interest and due on demand.

During the year ended December 31, 2016, the Company granted loans of $68,140 to Mr. Hao Siheng without interest and due on demand for procurement.

During the year ended December 31, 2016, the Company granted loans of $77,292 to Ms. Li Juan without interest and due on demand for procurement.

During the year ended December 31, 2016, the Company advanced from Mr. Jianmin Gao of $577,181.

During the year ended Decmeber 31, 2016, the Company advanced from Mr. Fei Gao of $482,895.

During the year ended December 31, 2016, Zhongxin Credit borrowed $418,041 from the Company, and repaid $212,450. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance (if any) by scheduled payment within six months.

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

Item 14 . Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2016, we incurred fees of $95,000 by Centurion ZD CPA Limited (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) for professional services rendered for the audit and reviews of our financial statements.

In addition, we were incurred fees of $35,000 by Centurion ZD CPA Limited (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) for professional services rendered for the audit of financial statements of Yin Hang and $10,000 each for the review of unaudited proforma consolidated financial statements in connection with the acquisition of Yin Hang and disposal of Shanghai Zhonghui, respectively.

For the Company’s fiscal years ended December 31, 2015, we incurred fees of $115,000 by Dominic K.F. Chan & Co. for professional services rendered for the audit and reviews of our financial statements.

In addition, we incurred fees of $35,000 by Dominic K.F. Chan & Co. for professional services rendered for the audit of financial statements in connection with the acquisition of Shanghai Zhonghui.

Audit Related Fees

The Company incurred $nil and $nil in addition to the fees discussed in Audit Fees above, for services related to our audit for the fiscal years ended December 31, 2016 and 2015, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and December 31, 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and December 31, 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2016, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Dominic K.F. Chan & Co., independent auditors, are filed herewith.

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

Exhibit Number
31.1*	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017	CONSUMER CAPITAL GROUP INC.

	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jianmin Gao	Chairman of the Board, Chief Executive Officer, and	April 17, 2017
Jianmin Gao	Chief Financial Officer (Principal Executive Officer and
Principal Accounting Officer)
/s/ Fei Gao	Chief Operating Officer & Director	April 17, 2017
Fei Gao

/s/ Dong Yao	Chief Technology Officer & Director	April 17, 2017
Dong Yao