Form 10-Q
period 2017-03-31
Consumer Capital Group, Inc.
filed 2017-05-16
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The registrant had 32,178,849 shares of common stock, par value $0.0001 per share, issued and outstanding as of May 15, 2017.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$879,688	$1,461,176
Accounts receivables, net	591,082	-
Prepaid expenses	1,200	85,098
Interest receivables	19,501	19,350
Other receivables	2,324,061	3,331,128
Loan receivables, net	654,413	683,496
Due from related parties	540,264	418,968
Current assets from discontinued operations	-	-
Other current asset	557,780	-
TOTAL CURRENT ASSETS	5,567,989	5,999,216

NON-CURRENT ASSETS
Property and equipment, net	95,900	101,825
Intangible assets, net	1,443,745	1,454,326
Deferred tax asset	57,948	57,498
TOTAL NON-CURRENT ASSETS	1,597,593	1,613,649

TOTAL ASSETS	$7,165,582	$7,612,865
Accrued interest payables
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Loans from individuals	2,289,678	2,332,330
Accrued interest payables	-	129,574
Accrued liabilities	78,406	17,570
Taxes payables	116,851	351,714
Other payables	53,330	156,919
Payable to shareholder	101,912	102,035
Due to related parties	1,321,843	1,108,137
Deferred tax liabilities	136,781	135,717
TOTAL CURRENT LIABILITIES	4,098,801	4,333,996
TOTAL LIABILITIES	4,098,801	4,333,996

EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized 32,178,849 and 32,178,849 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	$3,218	$3,218
Discount on common stock issued to founders	(130,741)	(130,741)
Additional paid-in capital	8,115,861	8,121,378
Accumulated other comprehensive income	349,392	143,943
Accumulated deficit	(4,708,395)	(4,675,858)
Total equity of the Company	3,629,335	3,461,940
Non-controlling interest	(562,554)	(183,071)
TOTAL EQUITY	3,066,781	3,278,869

TOTAL LIABILITIES AND EQUITY	$7,165,582	$7,612,865

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months March 31,
	2017	2016

REVENUE	$669,336	$-

COST OF REVENUE	-	-

GROSS PROFIT	669,336	-

Selling expenses	(59,725)	-
General and administrative expenses	(591,641)	(159,080)
LOSS FROM OPERATIONS	(651,366)	(159,080)

Interest income	47,312	-
Interest expense	(60,154)	(34,556)
Other income	18,052	-
Provision for loan losses	(34,452)	-
Income (Loss) from continuing operations before income taxes	(11,272)	(193,636)
Income tax expense	(54,306)	-

Net loss from continuing operations	(65,578)	(193,636)
Less: Net (loss) income attributable to the non-controlling interest	(33,039)	37,579
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY - continuing operations	$(32,539)	$(156,057)

Discontinued operations
Loss from discontinued operations before income taxes	$-	$(214,985)
	-
Income tax expense	-	-

Net loss from discontinued operations	-	(214,985)
Less: Net loss attributable to the non-controlling interest	-	85,049
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY - discontinued operations	$-	$(129,936)

Net loss	$(65,578)	$(408,621)
NET INCOME(LOSS) ATTRIBUTABLE TO THE COMPANY	$(32,539)	$(285,993)

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.00)	$(0.01)
-Diluted	$(0.00)	$(0.01)

DISCONTINUED OPERATIONS
-Basic	$-	$(0.00)
-Diluted	$-	$(0.00)

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.00)	$0.00
-Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding basic and diluted	32,178,849	31,165,740

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the three months March 31,
	2017	2016

Net loss	$(31,126)	$(408,621)
Other comprehensive income (loss):
Foreign currency translation adjustment	(224,495)	(25,343)
Comprehensive loss	(255,665)	(433,964)
Less: comprehensive (income) attributable to non-controlling interest	358,040	135,046
Comprehensive income (loss) attributable to the Company	$102,375	$(298,918)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months March 31,
	2017	2016
Operating Activities
Net (loss) income	$(65,577)	$(408,621)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (Income) from discontinued operations, net of income taxes	-	(172,936)
Depreciation expense	6,391	5,130)
Amortization	21,771	-
Allowance for loan losses	34,452	-
Change in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivables	(591,236)	-
Advances to suppliers	-	(12,701)
Deferred Revenue	(130,624)	-
Prepaid expenses	84,565	(1,200)
Other receivables	1,032,038	523,872-
Accrued liabilities	-	(7,883)
Accounts payables	(2,351,236)	-
Advances from customers	60,783	-
Taxes payable	(557,926)	-
Due from related party	190,792	-
Deferred tax assets (liabilities), net	34,315	-
Payable to Caesar Capital Management Ltd.	(237,630)	15,086
Other payables	(108,979)	765,327
Net cash (used in) provided by continuing operations	(2,612,416)	1,051,945
Net cash used in operating activities from discontinued operations	-	(1,295,885)

Cash flows used in operating activities	(2,612,416)	(243,939)

Investing Activities
Long-term investments	(5,518)	-
Purchase of property and equipment	-	(6,970)
Net cash used in investing activities from continuing operations	(5,518)	(6,970)
Net cash used in investing activities from discontinued operations	-	(4,414,234)

Cash flows used in investing activities	(5,518)	(4,421,204)

Financing Activities
Proceeds from related party debt	(105,560)	161,732
Proceeds from third party debt	(170,537)	-
Proceeds from loans from individuals	2,290,278	296,267
Net cash provided by (used in) financing activities from continuing operations	2,041,181	457,999
Net cash provided by financing activities from discontinued operations	-	3,722,987

Cash flows provided by financing activities	2,041,181	4,180,987

Effect of exchange rate on cash and cash equivalents	22,255	(57,501)

Net decrease in cash and cash equivalents	(603,755)	(484,156)
Cash and cash equivalents, at beginning of year	$1,461,176	$2,739,145
Cash and cash equivalents, at end of year	$879,688	$2,197,488
Cash and cash equivalents from discontinued operations	-	(74,632)
Cash and cash equivalents from continuing operations, at end of year	$879,688	$2,272,120

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2017 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.
Arki Beijing Ecommerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100	%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal ecommerce operations prior to December 2010.
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business.
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws.
Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	100	%(1)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31,2016 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.
Arki Beijing Ecommerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100	%(1)	Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”. Performed principal ecommerce operations prior to December 2010.
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for our e-commerce business.
America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.
America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws.
Shanghai Zhonghui Financial Inforrnational Services LTD. (“Shanghai Zhonghui”)	May 26, 2014	PRC	50.82	%(3)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities

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

	March 31,	December 31,
	2017	2016
Balance sheet items, except for the equity accounts	6.8918	6.9458
Items in the statements of income and comprehensive loss and statement of cash flow	6.8900	6.9475

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

DISCONTINUED OPERATIONS

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” was effective for the Company during the three months ended December 31, 2017. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui during 2016 as a discontinued operation pursuant to this standard. Refer to Note 15 for additional details.

REWARD PROGRAMS

Reward Programs are limited to customers residing in China. Customers may earn reward points from the purchase of merchandise and services from the Company. Points are earned based on the amount and types of merchandise and services purchased. Customers residing in China may redeem the reward points for drawings into our daily “Lucky Drawing” sweepstakes for chances to win cash prizes or used for other promotion programs conducted by vendors. In addition, customers may attain a tiered membership status based on the value of merchandise and services purchased over the past twelve months. Membership status entitles the holder to certain discounts on future purchases of selected items on our website. The Company accrue for the estimated cost of redeeming the benefits at the time the benefits are earned by the customer. These benefit expenses for the three months ended March 31, 2017 and 2016 were nil, respectively, and will record as selling expenses if they happen in future.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets. As of March 31, 2017 and December 31, 2016, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

CONCENTRATION OF CREDIT RISK

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of March 31, 2017 and December 31, 2016, our bank balances with the Banks in the PRC amounted to $ 879,152 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of March31, 2017, the Company has three significant borrowers, which accounted for 63% of total loan receivable balance. The aforementioned borrowers paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid website services	$-	$83,898
Prepaid rent	1,200	1,200

Total prepaid expenses	$-	$85,098

NOTE 5 - LOAN RECEIVABLES, NET

The monthly interest rates on loan issued range from 8% to 30% for the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, the total loan receivables balance was $688,856 and $683,496, and 63% and nil of the loan receivables were issued to three third-party small business borrowers.

Loan receivables consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Loan receivables	$688,856	$683,496

Allowance for impairment losses	-	-
Collectively assessed	34,443	-
Individually assessed	-	-
Total allowance for loan losses	-	-

Loan receivables, net	$654,413	$683,496

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 months to 6 months. For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company believed that all loans can be collected and therefore no allowance for loan losses is provided.

The following table represents the aging of loan receivables as of March 31, 2017:

	1-89 days past due	90-179 days past due	180-365 days past due	Over 1 year past due	Total past due	Current	Total Loans
Loans from individuals	$-	$251,583	$-	$-	$-	$402,830	$654,413

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
Loan at end of period	$688,856	$683,496
Provisions	34,443	-
Ending balance	$654,413	$683,496

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 months to 6 months. For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company believed that all loans can be collected and therefore no allowance for loan losses is provided.

For the three months ended March 31, 2017 and the year ended December 31, 2016, provision for loan losses was $34,443 and nil, respectively.

NOTE 7 - LOAN IMPAIRMENT

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

For the three months ended March 31, 2017 and years ended December 31, 2016, loan impairment was nil and nil, respectively.

NOTE 8 - OTHER RECEIVABLES

Other receivables consist of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Advances to unrelated third-parties	$2,324,061	$2,913,273
Other deposits	-	417,855
	$2,324,061	$3,331,128

NOTE 9 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Office equipment & computers	112,016	$40,233
Equipment	50,635	59,060
Office furniture & fixtures	274	62,560
Motor vehicles	20,710	20,710
	183,635	182,563
Less: accumulated depreciation	(87,735)	(80,738)
Total property & equipment, net	95,900	$101,825

For the three months ended March 31, 2017 and 2016, depreciation expense from the continuing operations was $6,391 and $5,130, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

	March 31,	December 31,
	2017	2016
Credit risks assessment system	$1,741,200	$1,727,912

Less: accumulated amortization	(297,455)	(273,586)
Total intangible assets, net	$1,443,745	$1,454,326

The Company obtained the intangible assets from the acquisition of business - Yin Hang. As of December 31, 2016, all of Yin Hang’s intangible assets are held by the Company. No significant residual value is estimated for these intangible assets. Amortization expense for the period from December 1, 2016 (date of acquisition) to December 31, 2016 totaled $7,199. For the three months ended March 31, 2017 and 2016, the Company recorded 7,199 and nil impairment respectively on the intangible asset - credit risks assessment system.

NOTE 11 - LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to one year and with corresponding interest rates varying from 8% to 18%.

Loan from individuals consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Loan from individuals	$2,289,678	$2,332,330

NOTE 12 - PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $101,912 and $ 102,035 to the Company as of March 31, 2017 and December 31, 2016, respectively. The payable to Caesar Capital Management Ltd. included amount due from Caesar of $117,767 and amount due to Caesar of $15,855 as of March 31, 2017, and amount due Caesar of $117,767 and amount due to Caesar of $15,732 as of December 31, 2016. The loan payables were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and the Company was not charged any late payment penalty. Interest expenses of nil and nil have been accrued for the years ended March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017 and December 31, 2016, the balance of the convertible notes is nil and nil, respectively.

NOTE 13 - DISCONTINUED OPERATIONS

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

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the years ended March 31, 2017 and December 31, 2016. A gain of $1,355,432 was recognized on the disposal, which is determined based on the total consideration of nil, the fair value of the remaining 50.82% equity interest in Shanghai Zhonghui of $1,355,432.

The significant items included within discontinued operations are as follow:

	For the three months Ended March 31,
	2017	2016

Revenue	$-	$503,034
Cost of revenue	-	-
Business taxes and surcharge	-	(28,421)
Operating expenses	-	(647,547)
Operating loss from discontinued operations	-	(172,934)
Other expense	-	-
Provision for loan losses	-	42,051

Lossfrom discontinued operations before income taxes	-	(214,985)
Provision for income taxes	-	-
Loss from discontinued operations before income taxes	$-	$(214,985)

Assets and liabilities of discontinued operations are comprised of the following:

	March 31,	December 31,
	2017	2016
Cash and cash equivalent	$-	$12,458
Interest receivable	-	13,879
Deferred cost	-	185,316
Prepaid expenses	-	4,463
Loan receivable, net	-	39,476,189
Other receivables	-	870,292
Current assets of discontinued operations	-	40,562,597
Deferred tax assets	-	-
Property and equipment, net	-	57,689
Goodwill	-	-
Non-current assets of discontinued operations	-	57,689
Total assets of discontinued operations	$-	$40,620,286

Accrued liabilities	-	53,518
Accrued interest payable	-	-
Loan from individuals	-	40,948,232
Tax payable	-	1,047,842
Due to related party	-	523,889
Other payables	-	-
Deferred revenue	-	714,069
Total liabilities of discontinued operations	$-	$43,287,550

Related parties transactions from discontinued operations

a)	Related parties:

Name of related parties	Relationship with the Company
Shanghai Huirong Asset Management Ltd. (“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.
Arki Tianjin Asset management LLP. (“Arki Tianjin”)	Subsidiary of the Company, Arki Network Service owned entities

b)	The Company had the following related party balances at of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Due to related party:
Huirong	$-	$235,947
Arki Tianjin	-	287,942
	$-	$523,889

NOTE 14 - BUSINESS ACQUISITION

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

NOTE 15 - TAXATION

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2017 and 2016 respectively.

America Pine Beijing Bio-Tech, Inc. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for three months ended March 31, 2017 and 2016 respectively.

America Arki (Fuxin) Network Management Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2017 and 2016 respectively.

America Arki Network Service Beijing Co. Ltd. was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for three months ended March 31, 2017 and 2016 respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three months ended March 31, 2017 and the period from December 1, 2016 (date of acquisition) to December 31, 2016.

America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for three months ended March 31, 2017 and 2016.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	March 31,	December 31,
	2017	2016
Tax expense at statutory rate US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(15.95)%	(15.95)%
Effective income tax rates	(234)%	9.05%

Income(Loss) before income taxes from continuing operations consists of:

	March 31,	December 31,
	2017	2016

Non-PRC (including bargain purchase gain on Yin Hang in 2016)	$-	$1,535,148
PRC	(54,306)	(671,333)
	$(54,306)	$863,815

The components of the income tax provision from continuing operations are as follows:

	March 31,	December 31,
	2017	2016
Current taxes	$(54,306)	$-
Deferred taxes	-	78,199
Income tax expense	$(54,306)	$78,199

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Accrued interest payable	$23,270	$23,089
Accruals	34,679	34,409
	$57,949	$57,498

	March 31,	December 31,
	2017	2016
Deferred tax liabilities:
Accrued interest receivable	$(57,473)	$(57,026)
Accrued interest payable	(79,308)	(78,691)
	$(136,781)	$(135,717)

As of March 31, 2017 and December 31, 2016, the Company has a deferred tax asset of $57,949 and $57,498, and a deferred tax liability of $136,781 and $135,717 resulting from certain net operating losses in PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Sercive, Arki Tianjin and Yin Hang to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Sercive, Arki Tianjin and Yin Hang start to have sufficient operation in future periods with supportable trend; the valuation allowance will be reduced accordingly. As of March 31, 2017 and December 31, 2016 the valuation allowance was nil and nil, respectively. Nil and nil of increase in the valuation allowance for each of the three months ended March 31, 2017 and year December 31, 2016, respectively.

The components of deferred taxes are as follows from continuing operations at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Deferred tax asset from net operating loss and carry-forwards	$73,443	$72,872
Valuation allowance	(15,494)	(15,374)
Deferred tax assets, net	$57,949	$57,498

Taxes payable consisted of the following:

	March 31,	December 31,
	2017	2016
Income tax payable	$-	$179,808
Other taxes payable	116,851	171,906
Total taxes payable	$116,851	$351,714

NOTE 16 - EARNING (LOSS) PER SHARE

Basic and diluted earning (loss) per share for each of the years presented are calculated as follows:

	For the three months ended March 31,
	2017	2016
Net income(loss) attributable to the Company	$ (65,578)	$(408,621)
Weighted average outstanding ordinary shares-Basic	32,178,849	31,165,740
Weighted average outstanding ordinary shares-Diluted	32,178,849	31,165,740

Income per shares:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

CONTINUING OPERATIONS
Net income (loss) attributable to the Company	$1,913	$(193,636)
Weighted average outstanding ordinary shares-Basic	32,178,849	31,165,740
Weighted average outstanding ordinary shares-Diluted	32,178,849	31,165,740

Income (Loss) per shares:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

DISCONTINUED OPERATIONS
Net (loss) income attributable to the Company	$-	$(92,357)
Weighted average outstanding ordinary shares-Basic	-	31,165,740
Weighted average outstanding ordinary shares-Diluted	-	31,165,740

(Loss) Income per shares:
Basic	$-	$(0.00)
Diluted	$-	$(0.00)

For the three months ended March 31, 2017 and years ended December 31, 2016, there were no common stock equivalents for computing diluted earnings (loss) per share.

NOTE 17 - RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Shanghai Huirong Asset Management Ltd. (“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.
Ms. Li Juan	Stockholder, procurment manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao
Mr. Yunfeng Du	The former shareholder of Yin Hang before Acquisition
Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

b)	The Company had the following related party balances at March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Due from related parties:
Mr. Dong Yao	$50,205	$49,814
Ms. Lihua Xiao	186,432	64,339
Mr. Hao Siheng	63,263	62,771
Ms. Li Juan	33,161	36,453
Zhongxin Credit	207,203	205,591
	$540,264	$418,968

	March 31,	December 31,
	2017	2016
Due to related parties:
Mr. Jianmin Gao	$884,039	$625,242
Mr. Fei Gao	437,804	482,895
Ms. Lihua Xiao	-	-
	$1,321,843	$1,108,137

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company advanced to Mr. Dong Yao of $50,205 and $49,814 without interest and due on demand, respectively.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company advanced to Ms. Lihua Xiao of $186,432 and$64,339 without interest and due on demand, respectively.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company advanced to Mr. Hao Siheng of $63,263 and $62,77 for procurement activities without interest and due on demand, respectively.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company advanced to Ms. Li Juan of $33,161and $36,453 for procurement activities without interest and due on demand, respectively.

During the three months ended March 31, 2017 and the year ended December 31, 2016, Zhongxin Credit borrowed $207,203 and $418,041 from the Company, and repaid nil and $212,450, respectively. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance by scheduled payment within six months.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company advanced from Mr. Jianmin Gao of $884,039 and $625,242 without interest and due on demand, respectively.

During three months ended March 31, 2017 and the year ended December 31, 2016, the Company repaid Mr. Fei Gao of $437,804 and advanced from Mr. Fei Gao of $482,895 without interest and due on demand, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has entered into lease agreements with various third parties. The agreements terms of such non-cancellable operating leases are usually one to five years. As of March 31, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Three month Ended March 31, 2017,

2017	$136,715
2018	135,291
2019	108,332
2020	86,146
2021	63,213
Thereafter	35,769
Total	$565,466

Legal Proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 19 - SUBSEQUENT EVENT

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the three months ended March 31, 2017.

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

Overview

We strive to become a one-stop shop that focuses on financial advisory service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in two core businesses: microfinancing and financial advisory service. We operate our direct microfinancing business through our subsidiary, Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), and our VIE, America Arki Network Service Beijing Co., Ltd. (“Arki Network”), and our financial advisory service through Arki Network’s wholly-owned subsidiary Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”). With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We also offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in financial advisory service and ability to streamline microfinancing process will place our company in a unique position in the marketplace.

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

	March 31,	December 31,
	2017	2016
Balance sheet items, except for the equity accounts	6.8918	6.9458
Items in the statements of income and comprehensive loss and statement of cash flow	6.8900	6.9475

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Ecommerce Revenue Recognition

We evaluate whether it is appropriate to record the net amount of sales earned as commissions. We are not the primary obligor nor are we subject to inventory risk as the agreements with our suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts we earn from our vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on our website. Any disputes involving damaged, nonfunctional, product returns, and/or warranty defects are resolved between the customer and the vendor. The Company has no obligation for right of return and/or warranty for any of the sales completed using its website. Since we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixedpayment schedule, or a combination of the two, we record our revenues as commissions earned on a net basis.

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

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” was effective for the Company during the three months ended December 31, 2017. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui during 2016 as a discontinued operation pursuant to this standard. Refer to Note 15 for additional details.

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payables, convertible note and short term debt approximates their fair value due to their shortterm maturities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months March 31,
	2017	2016

REVENUE	$669,336	$-

COST OF REVENUE	-	-

GROSS PROFIT	669,336	-

Selling expenses	(59,725)	-
General and administrative expenses	(591,641)	(159,080)
LOSS FROM OPERATIONS	(651,366)	(159,080)

Interest income	47,312	-
Interest expense	(60,154)	(34,556)
Other income	18,052	-
Provision for loan losses	(34,452)	-
Income (Loss) from continuing operations before income taxes	(11,272)	(193,636)
Income tax expense	(54,306)	-

Net loss from continuing operations	(65,578)	(193,636)
Less: Net (loss) income attributable to the non-controlling interest	(33,039)	37,579
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY - continuing operations	$(32,539)	$(156,057)

Discontinued operations
Loss from discontinued operations before income taxes	$-	$(214,985)
	-
Income tax expense	-	-

Net loss from discontinued operations	-	(214,985)
Less: Net loss attributable to the non-controlling interest	-	85,049
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY - discontinued operations	$-	$(129,936)

Net loss	$(65,578)	$(408,621)
NET INCOME(LOSS) ATTRIBUTABLE TO THE COMPANY	$(32,539)	$(285,993)

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.00)	$(0.01)
-Diluted	$(0.00)	$(0.01)

DISCONTINUED OPERATIONS
-Basic	$-	$(0.00)
-Diluted	$-	$(0.00)

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.00)	$0.00
-Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding basic and diluted	32,178,849	31,165,740

Revenue.

During the three months ended March 31, 2017, we generated revenue of $669,336, compared to no revenue for the three months ended March 31, 2016, an increase of $669,336. The significant revenue increase was mainly attributable to our launch of new microfinancing business.

Operating expenses.

Operating expenses totaled $651,366 for the three months ended March 31, 2017, compared to $159,080 for the three months ended March 31, 2016, an increase of $492,286. The increase is attributed to the increase in selling expenses and general & administrative expenses due to us engaging in both microfinancing business and financial innovation.

Selling, general and administrative expenses.

Selling expenses totaled $59,725 for the three months ended March 31, 2017, compared to no selling expense for the three months ended March 31, 2016, an increase of $59,725. The increase is mainly attributed to the increase in expenses relating to microfinancing business.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $591,641 for the three months ended March 31, 2017, compared to $159,080 for the three months ended March 31, 2016, an increase of $432,561. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating loss from continuing operations was $65,578 for the three months ended March 31, 2017, compared to the operating loss from continuing operations of $193,636 for the three months ended March 31, 2016, a decrease of $128,058. The decrease is mainly attributed to an increase in operating expenses offset by an increase in revenue.

Operating loss from discontinued operations was $214,985 for the three months ended March 31, 2016. We incurred no loss from discontinued operations for the three months ended March 31, 2017.

Net income/loss.

Our net loss for the three months ended March 31, 2017 was $65,578, compared to net loss of $408,621 for the three months ended March 31, 2016, a decrease of net loss of $343,043. The significant decrease of net loss is mainly due to the decrease in loss from continuing and discontinued operations.

Foreign currency translation.

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

	March 31,	December 31,
	2017	2016
Balance sheet items, except for the equity accounts	6.8918	6.9458
Items in the statements of income and comprehensive loss and statement of cash flow	6.8900	6.9475

Liquidity and Capital Resources

For the three months ended March 31, 2017

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

As of March 31, 2017, cash and cash equivalents were $879,688.

The following table sets forth information about our net cash flow for the three months ended March 31, 2017 indicated:

	For the three months March 31,
	2017	2016
Operating Activities
Net (loss) income	$(65,577)	$(408,621)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (Income) from discontinued operations, net of income taxes	-	(172,936)
Depreciation expense	6,391	5,130)
Amortization	21,771	-
Allowance for loan losses	34,452	-
Change in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivables	(591,236)	-
Advances to suppliers	-	(12,701)
Deferred Revenue	(130,624)	-
Prepaid expenses	84,565	(1,200)
Other receivables	1,032,038	523,872-
Accrued liabilities	-	(7,883)
Accounts payables	(2,351,236)	-
Advances from customers	60,783	-
Taxes payable	(557,926)	-
Due from related party	190,792	-
Deferred tax assets (liabilities), net	34,315	-
Payable to Caesar Capital Management Ltd.	(237,630)	15,086
Other payables	(108,979)	765,327
Net cash (used in) provided by continuing operations	(2,612,416)	1,051,945
Net cash used in operating activities from discontinued operations	-	(1,295,885)

Cash flows used in operating activities	(2,612,416)	(243,939)

Investing Activities
Long-term investments	(5,518)	-
Purchase of property and equipment	-	(6,970)
Net cash used in investing activities from continuing operations	(5,518)	(6,970)
Net cash used in investing activities from discontinued operations	-	(4,414,234)

Cash flows used in investing activities	(5,518)	(4,421,204)

Financing Activities
Proceeds from related party debt	(105,560)	161,732
Proceeds from third party debt	(170,537)	-
Proceeds from loans from individuals	2,290,278	296,267
Net cash provided by (used in) financing activities from continuing operations	2,041,181	457,999
Net cash provided by financing activities from discontinued operations	-	3,722,987

Cash flows provided by financing activities	2,041,181	4,180,987

Effect of exchange rate on cash and cash equivalents	22,255	(57,501)

Net decrease in cash and cash equivalents	(603,755)	(484,156)
Cash and cash equivalents, at beginning of year	$1,461,176	$2,739,145
Cash and cash equivalents, at end of year	$879,688	$2,197,488
Cash and cash equivalents from discontinued operations	-	(74,632)
Cash and cash equivalents from continuing operations, at end of year	$879,688	$2,272,120

Net cash flow used in operating activities was $2,612,416 for the three months ended March 31, 2017, compared to $243,939 used in operating activities for the three months ended March 31, 2016, an increase of cash used of $2,368,477. The increase in net cash flow used in operating activities was mainly due to the increased expenses relating to the launch of our new microfinancing business.

Net cash flow used in investing activities was $5,518 for the three months ended March 31, 2017, compared to $4,421,204 used in investing activities for the three months ended March 31, 2016, a decrease of $4,415,686. The significant decrease is mainly due to the decreased in net cash used in investing activities from discontinued operations.

Net cash flow provided by financing activities was $2,014,181 for the three months ended March 31, 2017, compared to $457,999 provided by financing activities for the three months ended March 31, 2016, an increase of $1,556,182. The significant increase in net cash flow provided by financing activities was mainly due to the increased proceeds from loans from individuals.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high creditratings assigned by international credit rating agencies, or stateowned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with stateowned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of March 31, 2017 and December 31, 2016, our bank balances with the Banks in the PRC amounted to $ 879,152 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of March31, 2017, the Company has three significant borrowers, which accounted for 63% of total loan receivable balance. The aforementioned borrowers paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

Contractual Obligations

Lease commitments

The Company has entered into lease agreements with various third parties. The agreements terms of such non-cancellable operating leases are usually one to five years. As of March 31, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Years Ended December 31,

2017	$136,715
2018	135,291
2019	108,332
2020	86,146
2021	63,213
Thereafter	35,769
Total	$565,466

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2017 for the material weakness describe below.

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

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A, filed with the SEC on May 4, 2016 and July 19, 2016 respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: May 16, 2017	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer Chief Financial Officer

