Form 10-Q
period 2017-06-30
Consumer Capital Group, Inc.
filed 2017-08-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, there were 32,178,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	June 30,	December 31,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,155,922	$1,461,176
Account receivable	632,757	-
Prepaid expenses	168,942	85,098
Interest receivable	17,699	19,350
Other receivables	1,687,840	3,331,128
Loans receivable, net	797,808	683,496
Due from related parties	831,073	418,968

Total current assets	5,292,041	5,999,216

Non-current assets:
Property and equipment, net	90,298	101,825
Intangible assets, net	1,445,304	1,454,326
Deferred tax asset	35,832	57,498

Total non-current assets	1,571,434	1,613,649

Total Assets	$6,863,475	$7,612,865

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
	(Unaudited)

Current liabilities:
Loans payable	$3,821,398	$2,332,330
Accrued interest payables	184,842	129,574
Accrued liabilities	43,800	17,570
Taxes payables	26,739	351,714
Deferred revenue	12,261	-
Other payables	-	156,919
Payable to shareholder	101,652	102,035
Due to related parties	32,874	1,108,137
Deferred tax liabilities	139,024	135,717

Total current liabilities	4,362,590	4,333,996

Stockholders’ equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,178,849 and 32,178,849 shares issued and outstanding as of June 30, 2017, and December 31, 2016	3,218	3,218
Additional paid-in capital	7,990,637	7,990,637
Statutory reserve fund	75,787	-
Accumulated other comprehensive income	111,959	143,943
Accumulated deficit	(4,998,796)	(4,675,858)

Stockholders’ equity before noncontrolling interests	3,182,805	3,461,940

Noncontrolling interests	(681,920)	(183,071)

Total stockholders’ equity	2,500,885	3,278,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,863,475	$7,612,865

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited) (IN U.S. $)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Revenue	$1,056,491	$-	$1,725,827	$-

Operating expenses:
Selling and marketing	171,075	-	230,800	-
General and administrative	434,417	420,240	1,026,058	579,320

Total operating expenses	605,492	420,240	1,256,858	579,320

Operating income (loss)	450,999	(420,240)	468,969	(579,320)

Interest income	(21,636)	-	25,676	-
Interest expense	(968,092)	(37,520)	(1,028,246)	(72,076)
Other income	(18,052)	11,170	-	11,170
Provision for loan losses	18,170	-	(16,282)	-

Other income (expense):	(989,610)	(26,350)	(1,018,852)	(60,906)

(Loss) before provision for income taxes	(538,611)	(446,590)	(549,883)	(640,226)
Provision for income taxes	$217,601	$-	$271,907	$-

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited) (IN U.S. $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) before noncontrolling interests	$(756,212)	(446,590)	$(821,790)	(640,226)
Noncontrolling interests	(465,812)	(36,575)	(498,851)	(53,473)

Net (loss) attributable to common stockholders	(290,400)	(410,015)	(322,939)	(586,753)

Discontinued operations
Net income from discounted operations, net of tax	-	1,404,452	-	1,231,518
Less: Net income attributable to the noncontrolling interests	-	(690,709)	-	(605,661)

Net (loss) income attributable to common stockholders-discontinued operations	-	713,743	-	625,857

Net (loss) income	(756,212)	957,862	(821,790)	591,292
Net (loss) income attributable to common stockholders	(290,400)	303,728	(322,939)	39,104

Earnings/(Loss) per share of common stock
Assuming dilution
Continuing operations	$0.01	(0.01)	$0.00	(0.01)
Discontinued operations	-	0.02	-	0.02
Total	$0.01	0.01	$0.00	0.01

Basic	-
Continuing operations	$0.01	$(0.01)	$0.00	$(0.01)
Discontinuing operations	-	0.02	-	0.02
Total	$0.01	$0.01	$0.00	$0.01

Weighted average shares outstanding
Basic and diluted	32,178,849	63,020,871	32,178,849	63,020,871
Comprehensive income
Net income (loss) before noncontrolling interests	$(756,212)	$957,862	$(821,790)	$591,292
Foreign currency translation adjustment	192,511	9,419	(31,984)	(22,144)

Total comprehensive (loss) income	(563,701)	967,281	(853,774)	569,148
Comprehensive (loss) income attributable to noncontrolling interests	(156,483)	578,001	(514,523)	474,453

Net comprehensive (loss) income attributable to common stockholders	$(407,218)	$389,280	$(339,251)	$94,695

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

	Six Months Ended June 30
	2017	2016

Cash flows from operating activities:
Net (loss)	$(821,790)	$513,557
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	20,549	14,804
Provision for (reduction of) allowance for loan losses	16,282	(269,487)
Deferred income taxes	24,974	67,372
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,044,862)	-
(Increase) in loans receivable	(130,594)	-
Decrease in advance to suppliers	-	38,078
(Increase) in deferred cost-related party	-	(890,876)
(Increase) decrease in prepaid expenses	(83,845)	2,038
Decrease in interest receivables	1,652	189,630
Decrease (increase) in other receivables	1,643,288	(98,634)
Increase in accounts payable	26,230	-
Increase in loans payable	1,489,068	-
(Decrease) in accrued expenses	-	(596
Increase (decrease) in deferred revenue	12,261	(3,698,309)
Increase in payable to shareholder	-	32,509
Increase in accrued interest payables	55,268	-
(Decrease) increase in taxes payable	(324,975)	244,379
(Decrease) increase in other payables	(156,919)	701,676

Net cash provided by (used in) operating activities	726,587	(3,153,859)

Cash flows from investing activities:
Equipment purchased	-	(102,409)
Loan receivable	-	(3,212,038)

Net cash (used in) investing activities	-	(3,314,447)

Cash flows from financing activities:
Repayment of loans from customers	-	2,110,120
Proceeds from issuance of shares	-	200,968
Repayments of related party debt	(1,075,263)	(65,468)
Loan from individuals	-	4,140,259

Net cash provided by financing activities	(1,075,263)	6,385,879

Effect of exchange rate changes on cash,	43,422	(706,936)

Net change in cash	(305,254)	(789,363)

Cash, beginning balance	1,461,176	2,739,145

Cash, ending balance	$1,155,922	$1,949,782

Supplemental disclosure of cash flow information

Cash paid for interest	$1,028,246	$386,949
Cash paid for income taxes	$558,688	$7,692

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

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

SHANGHAI ZHONGHUI

Established on May 26, 2014, under PRC laws, Shanghai Zhonghui Financial Information Services Corp. (“Shanghai Zhonghui”) offers financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

On December 23, 2014, the Company and Shanghai Zhonghui entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the terms of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain individuals affiliated with Shanghai Zhonghui (the “Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui.

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

YIN HANG

Yin Hang Financial Information Service (Shanghai) Co., Limited (“Yin Hang”) was incorporated on November 22, 2013 under the laws of the People’s Republic of China (“PRC” or “China”). The Company collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to lenders and borrowers on a third party peer to peer (“P2P”) online lending platform. On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into a Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock. Pursuant to the terms of the Agreement, all Acquisition Shares were locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the Acquisition Shares after such lock-up period. Further to the supplementary agreement dated March 28, 2017, as a payment for assisting in the acquisition, the Company also agreed to issue 320,000 additional shares of Common Stock to a third party, Yu Yang.

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2017 are as follows:

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%	(1)	Import and sales of healthcare products from the PRC. This operation ceased February 5, 2010. It currently assists in payment collection for its e-commerce business.

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%	(1)	Commencing in December 2010, performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.

America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0%	(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC and maintains compliance with applicable PRC laws.

Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	100%	(1)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51%	(3)	Offer assets management, management consulting, internet information service as well as advertising design, production, agent, publishing.

Shanghai Zhonghui Financial Information Services LTD. (“Shanghai Zhonghui”)	May 26, 2014	PRC	0%	(4)

Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China. As of December 31, 2016, the results of operations of Shanghai Zhonghui are reflected in the Company’s consolidated financial statements as “discontinued operations.”

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities
(4)	Discontinued operation sold on December 28, 2016

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

In order to comply with PRC laws and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jianmin Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of its economic benefits and are obligated to absorb all of its losses. Therefore, the Company consolidates Arki Network Service as a variable interest entity (“VIE”) in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, “Consolidation.”

The following is a summary of the Contractual Agreements of the Company’s VIE structure:

The shareholders of Arki Network Service, namely Mr. Jianmin Gao and Mr. Fei Gao, entered into a loan agreement with Arki Fuxin on February 3, 2011. Under this loan agreement, Arki Fuxin granted an interest-free loan of RMB 1.0 million to Mr. Jianmin Gao and Mr. Fei Gao, collectively, for their capital contributions to Arki Network Service, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when Arki Fuxin requests repayment. Arki Fuxin may request repayment of the loan with 30 days’ advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation.

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Arki Fuxin and Arki Network Service entered into an exclusive business cooperation agreement deemed effective on November 26, 2010, under which Arki Network Service engaged Arki Fuxin as its exclusive provider of technical support, consulting services, maintenance and other commercial services. Arki Network Service shall pay to Arki Fuxin service fees determined based on the net income of Arki Network Service and which are eliminated in consolidation. Arki Fuxin shall exclusively own any intellectual property arising from the performance of this agreement. This agreement has a term of ten years from the effective date and can only be terminated mutually by the parties in a written agreement. During the term of the agreement, Arki Network Service may not enter into any agreement with third parties for the provision of identical or similar service without the prior consent of Arki Fuxin.

The shareholders of Arki Network Service entered into a share pledge agreement with Arki Fuxin on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network Service to Arki Fuxin as collateral for all of the payments due to Arki Fuxin and to secure their obligations under the above agreements. The shareholders of Arki Network Service may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an adverse effect on the rights or benefits of Arki Fuxin without Arki Fuxin’s preapproval. Arki Fuxin is entitled to transfer or assign in full or in part the shares pledged. In the event of default, Arki Fuxin, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment.

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, Yin Hang, 51% majority ownership in Arki Tianjin, and the discontinued operation Shanghai Zhonghui, which was consolidated only for the three and six months ended June 30, 2016. As a result of contractual arrangements, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, “Consolidation.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights. Arki Network Service’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Arki Network Service. Accordingly, the results of Arki Network Service have been included in the accompanying consolidated financial statements. Arki Network Service has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Arki Network Service do not have recourse to the Company’s general credit.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

The following financial statement amounts and balances of Arki Network Service have been included in the accompanying consolidated financial statements:

	June 30, 2017	December 31, 2016
	(Unaudited)

TOTAL ASSETS	$718,986	$1,092,474

TOTAL LIABILITIES	$2,254,665	$2,445,343

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(130,904)	$(105,901)	$(147,781)	$(293,799)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign currency translations

Almost all of the Company assets are located in the PRC. The functional currency for the Company’s operations is the Renminbi (“RMB”). The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of the Company have been translated into US Dollars in accordance with FASB ASC Section 830, “Foreign Currency Matters.”

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of operations and comprehensive income (loss) and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1475	0.1440

	Three Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1457	0.1533

	Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1455	0.1531

Foreign currency translation adjustments of $192,511 and $9,419 for the three months ended June 30, 2017 and 2016, respectively, and $(31,984) and $(22,144) for the six months ended June 30, 2017 and 2016, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Although PRC government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US Dollars at that rate or any other rate.

The value of the RMB against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.

Revenue recognition

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

E-commerce Revenue Recognition

The Company evaluates whether it is appropriate to record the net amount of sales earned as commissions. The Company is not the primary obligor nor is it subject to inventory risk as the agreements with its suppliers specify that they have the responsibility to provide the product or service to the customer. Also, the amounts it earns from its vendors/suppliers is based on a fixed percentage and bound contractually. Additionally, the Company does not have any obligation to resolve disputes between the vendors and the customers that purchase the products on its website. Any disputes involving damaged, non-functional, product returns, and/or warranty defects are resolved between the customer and the vendor.

The Company has no obligation for right of return and/or warranty for any of the sales completed using its website. Since the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, it records its revenues as commissions earned on a net basis.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

The Company records deferred revenue when cash is received in advance of the performance of services or delivery of goods. Deferred revenue is also recorded to account for the seven-day grace period offered to customers for potential product disputes, if any.

Servicing fee income

Borrowers typically pay the Company a servicing fee on each payment received. The service fees compensate the Company for the costs it incurs in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrower’ account portfolios. The Company records servicing fees paid by borrower as a component of operating revenue when received.

Yin Hang provides credit risks assessment services to the borrowers and lenders on a third party P2P online lending platform. The service fees are calculated based on complexity, required time, contents and commercial value of the coordination services between borrowers and lenders and are collected when the loan agreements are signed by all parties but before releasing the money to the borrowers.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge a prepayment penalty if they repay the loans in advance with or without notice.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” was effective for the Company during the three months ended December 31, 2016. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui during 2016 as a discontinued operation pursuant to this standard. Refer to Note 15 for additional details.

Non-controlling interest

Noncontrolling interests in our 51% owned subsidiaries are recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of operations and comprehensive income (loss).

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

The Company calculates basic earnings per share by dividing its net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.

Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.

Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive or the Company has a loss.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loans receivable

Loans receivable primarily represents the principle lent to the borrowers. Management regularly reviews the aging of the loans receivable and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Loans receivable considered uncollectible are written off after exhaustive efforts at collection.

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

The Company calculates the provision amount as below:

1.	General Reserve - is based on the total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loans receivable.

2.	Specific Reserve - is an allowance set aside covering losses due to risks related to a particular country, region, industry, borrower or type of loan. The reserve rate can also be decided based on management’s estimate of loan collectability.

Interest receivable

Interest receivable represents the amount of interest that has been earned as of the balance sheet date, but which has not yet been received in cash. Management regularly reviews the aging of interest receivable and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Interest receivable considered uncollectible is written off after exhaustive efforts at collection.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible assets, net

Intangible assets, comprising intellectual property rights (the credit risk assessment system) are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 20 years.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. When these events occur, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets. As of June 30, 2017 and December 31, 2016, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, other receivables, accounts payable, taxes payable, accrued liabilities and other payables, approximated their fair values due to the short nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2017 and December 31, 2016, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2013 and 2014 and 2015 remain open to examination by tax authorities in the PRC.

Generally, the Company remains subject to PRC examination of its income tax returns annually. It believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740. Its policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Its tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. The Company is currently evaluating the potential effects on the Company’s financial statements, if any.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)”; Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”; Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of its pending adoption of the new standard on its financial statements.

In March 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30)”. This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Prepaid website services	$-	$83,898
Prepaid income taxes	89,515	-
Prepaid rent	79,427	1,200

Total prepaid expenses	$168,942	$85,098

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 8% to 30% for the six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the total loan receivables balance was $797,808 and $683,496, and nil and 63% of the loan receivables were issued to three third-party small business borrowers.

Loan receivables consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Loans receivable	$814,090	$683,496

Allowance for loan losses	(16,282)	-

Loans receivable, net	$797,808	$683,496

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

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

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company believes that all loans can be collected and allowance for loan losses were $16,282 and nil.

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

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

6.	OTHER RECEIVABLES

Other receivables consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Advances to unrelated third-parties	$1,687,840	$2,913,273
Other deposits	-	417,855

Total	$1,687,840	$3,331,128

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Office equipment & computers	$41,210	$40,233
Equipment	60,495	59,060
Office furniture & fixtures	64,082	62,560
Motor vehicles	21,213	20,710
	187,000	182,563

Less: accumulated depreciation	(96,702)	(80,738)

Total property and equipment, net	$90,298	$101,825

Depreciation expense for the three months ended June 30, 2017 and 2016 was $11,527 and $9,674, and $5,764 and $14,804 for the six months ended for June 30, 2017 and 2016, respectively.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

8.	INTANGIBLE ASSETS, NET

	June 30, 2017	December 31, 2016
	(Unaudited)

Credit risks assessment system	$1,769,760	$1,727,912

Less: accumulated amortization	(324,456)	(273,586)

Total intangible assets, net	$1,445,304	$1,454,326

The Company obtained the intangible assets from the acquisition of Yin Hang. As of December 31, 2016, all of Yin Hang’s intangible assets are held by the Company. No significant residual value is estimated for these intangible assets. For the three months ended June 30, 2017 and 2016, the Company recorded $27,001 and $0 amortization respectively on the intangible asset - credit risk assessment system. For the six months ended June 30, 2017 and 2016, the Company recorded $50,870 and $0 amortization respectively on the intangible asset - credit risks assessment system.

9.	LOANS FROM INDIVIDUALS

The individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to one year with interest rates varying from 8% to 18%.

Loans from individuals consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Loans from individuals	$3,821,398	$2,332,330

For the three and six months ended June 30, 2017, the Company recorded $967,946 and $1,028,100 respectively on the interest.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $101,652 and $ 102,035 to the Company as of June 30, 2017 and December 31, 2016, respectively. The payable to Caesar. included amounts due to Caesar of $117,767 and amounts due from Caesar of $16,115 as of June 30, 2017, and amounts due Caesar of $117,767 and amounts due from Caesar of $15,732 as of December 31, 2016. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which extends or amends the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and interest-fee, and the Company was not charged any late payment penalty. Interest expense of nil and nil have been accrued for the years ended June 30, 2017 and December 31, 2016, respectively.

11.	DISCONTINUED OPERATIONS

In accordance with ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continued operations in accordance with ASC 205-20-45.

On December 28, 2016, the Company and Yanbian Yaotian Gas Group Co., Ltd, (the “Purchaser”) a company incorporated under the laws of the People’s Republic of China, entered into a definitive agreement to sell all of its interests in Shanghai Zhonghui for no consideration. As of December 31, 2016, the results of operations of Shanghai Zhonghui are reflected in the Company’s consolidated financial statements as “discontinued operations.”

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the six months ended June 30, 2016. A gain of $1,355,432 was recognized on the disposal, which is determined based on the excess of liabilities over assets in the same amount.

The significant items included discontinued operations are as follow:

	For the six months ended June 30,
	2017	2106
	(Unaudited)	(Unaudited)

Revenue	$-	$5,344,290
Cost of revenue	-	(2,942,286)
Business taxes and surcharge	-	(62,811)
Operating expenses	-	(1,034,264)
Operating income from discontinued operations	-	1,304,929
Other expense	-	-
Provision for loan losses	-	-

Income from discontinued operations before income taxes	-	1,304,929
Provision for income taxes	-	73,411

Income from discontinued operations	$-	$1,231,518

Related parties’ transactions from discontinued operations

a)	Related parties:

Name of related parties	Relationship with the Company

Shanghai Huirong Asset Management Ltd. (“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	Subsidiary of the Company, Arki Network Service owned entities

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

b)	The Company had the following related party balances at of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Due to related party:
Huirong	$-	$235,947
Arki Tianjin	-	287,942
	$-	$523,889

12.	BUSINESS ACQUISITION

On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, a company established under the laws of People’s Republic of China. Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock. Pursuant to the terms of the Agreement, all Acquisition Shares shall be locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the Acquisition Shares after such lock-up period. Further to the supplementary agreement dated March 28, 2017, as a payment for assisting with the acquisition, the Company also issued 320,000 additional shares of the Common Stock to a third party, Yu Yang.

The aggregate consideration paid by the Company for the Yin Hang acquisition was 4,680,000 shares and 320,000 of Company’s common stock with stock price $0.51 at the acquisition date of December 1, 2016 to Yin Hang and shareholder Yu Yang, respectively. The fair value of shares exchanged for acquisition totaled $2,550,000.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

12.	BUSINESS ACQUISITION (continued)

The following table summarizes the purchase price allocation for Yin Hang and the amounts of the assets acquired and liabilities assumed which were based on their estimated fair values as of December 31, 2016:

Cash and cash equivalents	$16,829
Prepayment	83,898
Deposit and other receivables	2,775,568
Due from a related company	205,591
Property and equipment, net	54,659
Intangible assets	1,454,326
Other payables and accruals	(156,919)
Taxes payable	(351,714)
Net assets	$4,082,238

The operating results of Yin Hang have been included in the Company’s consolidated financial statements since December 1, 2016, the acquisition date. Intangible assets represent the Credit risk assessment system with an estimated useful life of 20 years

The Yin Hang acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that the Company allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarized the allocation of the Yin Hang purchase price to the fair value of assets acquired and liabilities assumed.

Fair value
Purchase price:
Fair value of common stock exchanged (5,000,000 shares @ $0.51)	$(2,550,000)

Allocation of purchase price to net assets acquired:
Net assets acquired as of December 31, 2016	4,082,238
Net loss for the period from December 1 to December 31, 2016	61,481
Bargain purchase gain	$1,593,719

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People’s Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three and six months ended June 30, 2017 and 2016 respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the six months ended June 30, 2017 and did not generate taxable income in the period from December 1, 2016 (date of acquisition) to December 31, 2016.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

13.	INCOME TAXES (continued)

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(65%)	(25%)	(74%)	(25%)

Effective income tax rates	(40%)	-	(49%)	-

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

13.	INCOME TAX (continued)

Income (Loss) before income taxes from continuing operations consists of:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(278,207)	$(21,393)	$(278,207)	$(44,603)
PRC	(260,403)	(425,197)	(271,675)	(595,623)

Total	$(538,610)	$(446,590)	$(549,882)	$(640,226)

The components of the income tax provision from continuing operations are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$217,601	$-	$271,907	$-
Deferred taxes

Income tax expense	$217,601	$-	$271,907	$-

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax assets:
Accrued interest payable	$-	$23,089
Accruals	35,832	34,409

Total	$35,832	$57,498

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

13.	INCOME TAX (continued)

	June 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax liabilities:
Accrued interest receivable	$58,415	$57,026
Accrued interest payable	80,609	78,691

Total	$139,024	$135,717

As of June 30, 2017 and December 31, 2016, the Company has a deferred tax asset of $35,832 and $57,498, and a deferred tax liability of $139,024 and $135,717 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of June 30, 2017 and December 31, 2016, the valuation allowance was $311,052 and $(15,374), respectively. $21,666 and nil of increase in the valuation allowance for each of the six months ended June 30, 2017 and year December 31, 2016, respectively.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

13.	INCOME TAX (continued)

The components of deferred taxes are as follows from continuing operations at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax asset from net operating loss carry-forwards	$346,884	$72,872
Valuation allowance	(311,052)	(15,374)

Deferred tax assets, net	$35,832	$57,498

Taxes payable consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)

Income tax payable	$-	$179,808
Other taxes payable	26,739	171,906

Total taxes payable	$26,739	$351,714

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company

Mr. Fei Gao	Stockholder, Director and Chief Operating Officer

Mr. Dong Yao	Stockholder, Director and Chief Technology Officer

Ms. Lihua Xiao	Stockholder, Management of the Company

Ms. Juan Li	Stockholder, procurement manager

Ms. Zheng Zhong	Stockholder, procurement manager

Mr. Siheng Hao	Stockholder, Son of Lihua Xiao

Mr. Yunfeng Du	The former shareholder of Yin Hang before Acquisition

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances at June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)

Due from related parties:
Mr. Dong Yao	$-	$49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,453
Zhongxin Credit	831,073	205,591

	$831,073	$418,968

	June 30, 2017	December 31, 2016
	(Unaudited)

Due to related parties:
Mr. Jianmin Gao	$32,874	$625,242
Mr. Fei Gao	-	482,895

	$32,874	$1,108,137

As of June 30, 2017 and December 31, 2016, the Company was owed from Mr. Dong Yao, $0 and $49,814 without interest and due on demand, respectively.

As of June 30, 2017 and December 31, 2016, the Company was owed from Ms. Lihua Xiao, $0 and $64,339 without interest and due on demand, respectively.

As of June 30, 2017 and December 31, 2016, the Company was owed from Mr. Siheng Hao, $0 and $62,771 for procurement activities without interest and due on demand, respectively.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2017 and December 31, 2016, the Company was owed from Ms. Juan Li of $0 and $36,453 for procurement activities without interest and due on demand, respectively.

As of June 30, 2017 and December 31, 2016, the Company was owed from Zhongxin Credit owed $831,073 and $205,591 without interest and due on demand, respectively.

As of June 30, 2017 and December 31, 2016, the Company owed Mr. Jianmin Gao, $32,974 and $625,242 without interest and due on demand, respectively.

As of June 30, 2017 and December 31, 2016, the Company owed Mr. Fei Gao, $0 and $482,895 without interest and due on demand, respectively.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of June 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Six months Ended June 30, 2017,

2017	$25,809
2018	51,618
2019	51,618
2020	51,618
2021	51,618
Thereafter	51,618

Total	$283,899

The rent expense for the three months ended June 30, 2017 and 2016 was $12,905 and $38,103, respectively. The rent expense for the six months ended June 30, 2017 and 2016 was $25,809 and $76,206, respectively.

Legal Proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

16.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates

As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of June 30, 2017 and December 31, 2016, our bank balances with the banks in the PRC amounted to $1,072,325 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loans receivable from borrowers and the related accrued interest receivable. As of June 30, 2017, the Company has four significant borrowers, which accounted for 32% of total loans receivable balance. The aforementioned borrowers paid service fees and interest regularly according to the contract during the reporting period, and the Company believes that the default risk from these borrowers is low in the foreseeable future.

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective. The economy in the PRC has recently started to narrow.

On December 15, 2014, the Company entered into six year agreements with the Chief Operating Officer, Mr. Fei Gao, for total compensation of approximately $2,655 (RMB 18,000) per month.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of Consumer Capital Group Inc., the US parent, consisting of balance sheets as of June 30, 2017 and December 31, 2016, statements of operations and cash flows for the three and six months ended June 30, 2017 and 2016.

Condensed Balance Sheets

ASSETS	December 31, 2016

Cash	$536
Other receivable from	127,754
Due from intercompany	1,945,482
Due from related party	3,550
Prepaid expenses	1,200
Investments in subsidiaries and VIE	3,379,970
Fixed Assets, net	41,584

TOTAL ASSETS	$5,500,076

LIABILITIES AND stockholders’ EQUITY

Current liabilities:
Due to intercompany	$532,369
Due to related party	575,512
Payable to Caesar Capital Management Ltd.	117,767
Accrued expenses	8,758

Total current liabilities	1,234,405

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,178,849 shares issued and outstanding as of December 31, 2016.	3,218
Additional paid-in capital	8,121,378
Retained earnings	3,858,925

Total stockholder’s equity	4,265,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,500,076

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

For the year ended December 31, 2016

Operating expenses:
General and administrative	$(65,196)
Other income	6,626

Net (loss)	$(58,571)

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

For the year ended December 31, 2016

Cash flows from operating activities:
Net income	$(58,571)
Depreciation	2,679
Due from related parties	(2,550)
Due from intercompany	(1,945,482)
Other Receivable	(34,515)
Other payables	(130,242)
Due to intercompany	455,468

Net cash (used in) operating activities	(1,713,213)

Cash flows from investing activities:
Equipment purchased	(44,263)

Net cash (used in) investing activities	(44,263)

Cash flows from financing activities:
Proceeds from related party debt	243,440
Proceeds from issuance of shares	1,395,003

Net cash provided by financing activities	1,638,443

Net change in cash	(119,033)
Cash, beginning of period	119,569

Cash, end of period	$536

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting. Such investments are presented as “Investments in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” on the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

There were no cash transactions in the US parent company during the six months ended June 30, 2017.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE were approximately $4,265,671 as of December 31, 2016.

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to the PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

CONSUMER CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (IN U.S. $)

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Restricted Net Assets (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIE exceed 25% of the consolidated net assets of the Company.

18.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August 14, 2017, which is the date the consolidated financial statements were available to be issued. On August 7, 2017, Company’s variable interest entity, Arki Network Service, received a certified letter from Yin Hang stating that the bi-lateral cooperation between the companies has not generated any value or meaning to Yin Hang, which was the original intent and purpose of the Share Exchange Agreement entered into on December 1, 2016.  Yin Hang seeks to invalidate the Share Exchange Agreement, the return of all company information and to restrict the dissemination of such information through any medium.  Yin Hang also stated that if mutual benefit can be achieved, it was willing to restart the bi-lateral cooperation. The Company is currently evaluating its position as it relates to this matter and intends to commence discussions with Yin Hang shortly.  Although the Company believes that an amicable resolution can be reached, the ultimate outcome of any discussions and the potential impact on the Company’s consolidated financial statements cannot be determined at this time. Except for the matter discussed above, there were no subsequent events requiring adjustment to the consolidated financial statements or disclosure as stated herein.

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

Overview

We strive to become a one-stop shop that focuses on financial advisory service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in two core businesses: microfinancing and financial advisory services. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and our VIE, Arki Network, and our financial advisory service through Arki Network’s 100%-owned subsidiary Yin Hang. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in financial advisory service and ability to streamline microfinancing process will place our company in a unique position in the marketplace.

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

FOREIGN CURRENCY TRANSLATION

Almost all of our assets are located in the PRC. The functional currency for our operations is the Renminbi (“RMB”). We use the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of our company have been translated into US Dollars in accordance with FASB ASC Section 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the our financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1475	0.1440

	Six Months Ended
	June 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income and cash flows for the periods presented	0.1455	0.1439

Foreign currency translation adjustments of $192,511 and $9,419 for the three months ended June 30, 2017 and 2016, respectively, and $(31,984) and $(22,144) for the six months ended June 30, 2017 and 2016, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of our company consists entirely of foreign currency translation adjustments.

Although PRC government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US Dollars at that rate or any other rate.

The value of the RMB against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs	–	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs	–	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs	–	Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

We did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, other receivables, accounts payable, taxes payable, accrued liabilities and other payables, approximated their fair values due to the short nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. The Company is currently evaluating the potential effects on the Company’s financial, if any.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)”; Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”; Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of its pending adoption of the new standard on its financial statements.

In March 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30)”. This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue.

During the three months ended June 30, 2017, we generated revenue of $1,056,491, compared to revenue of $0 for the three months ended June 30, 2016. The revenue was mainly attributable to the change of our business as we shifted our core business to microfinancing and financial advisory services due to our acquisition of Yin Hang and disposition of Shanghai Zhonghui in December 2016.

Operating expenses.

Operating expenses totaled $605,492 for the three months ended June 30, 2016, compared to $420,240 for the three months ended June 30, 2016, an increase of $185,252. The increase is mainly attributed to an increase of selling and marketing expenses and slight increase in general & administrative expenses.

Selling, general and administrative expenses.

Selling and marketing expenses increased by $171,075 from $0 for the three months ended June 30, 2016. The decrease is mainly attributed to the increase in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal, accounting expenses and investor relations expenses). General and administrative expenses were $434,417 for the three months ended June 30, 2017, compared to $420,240 for the three months ended June 30, 2016, an increase of $14,177. The increase is mainly attributed to slight increase in professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $450,999 for the three months ended June 30, 2017, compared to operating loss of $420,240 for the three months ended June 30, 2016, an increase of approximately $871,239.

Other income and expenses.

We incurred other expenses of $989,610 mainly from interest expense for the three months ended June 30, 2017, compared to $26,350 for the three months ended June 30, 2016. The significant increase is mainly attributable to the increased loans from individuals for the three months ended June 30, 2017, as compared with the same period in 2016.

Discontinued Operations.

On December 28, 2016, we entered into a sale agreement for the disposition of Shanghai Zhonghui Financial Information Services Corp. Shanghai Zhonghui’s business is reflected as discontinued operations. We generated $0 in net income from discontinued operations for the three months ended June 30, 2017, comparing to $1,404,452 for the three months ended June 30, 2016.

Net income/loss.

Our net loss for the three months ended June 30, 2017 was $756,212, compared to net income of $957,862 for the three months ended June 30, 2016 a decrease of net income of $1,714,074. The decrease of net income is mainly due to the disposition of the discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended June 30, 2017 was $192,511, compared to translation gain of $9,419 for the three months ended June 30, 2016, an increase of $183,092.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue.

During the six months ended June 30, 2017, we generated revenue of $1,725,827, compared to revenue of $0 for the six months ended June 30, 2016. The revenue was mainly attributable to the change of our business as we shifted our core business to microfinancing and financial advisory services due to our acquisition of Yin Hang and disposition of Shanghai Zhonghui in December 2016.

Operating expenses.

Operating expenses totaled $1,256,858 for the six months ended June 30, 2017, compared to $579,320 for the six months ended June 30, 2016, an increase of $677,538. The increase is mainly attributed to the increase in selling expenses and general & administrative expenses.

Selling, general and administrative expenses.

Selling and marketing expenses increased from $0 for the six months ended June 30, 2016 to $230,800 for the six months ended June 30, 2017, an increase of $230,800. The increase is mainly attributed to the increase in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $1,026,058 for the six months ended June 30, 2017, compared to $579,320 for the six months ended June 30, 2016, an increase of $446,738. The increase is mainly attributed to the increase in professional fees.

Gain/Loss from operations.

As a result of the factors described above, operating income was $468,969 for the six months ended June 30, 2017, compared to operating loss of $579,320 for the six months ended June 30, 2016, an increase of approximately $1,048,289.

Other income and expenses.

We incurred other expenses of $1,018,852 mainly from interest expense for the six months ended June 30, 2017, compared to $60,906 for the six months ended June 30, 2016. The significant increase is mainly attributable to the increased loan from individuals for the six months ended June 30, 2017, as compared with the same period in 2016.

Discontinued Operations.

On December 28, 2016, we entered into a sale agreement for the disposition of Shanghai Zhonghui Financial Information Services Corp. Shanghai Zhonghui’s business is reflected as discontinued operations. We generated $0 in net income from discontinued operations for the six months ended June 30, 2017, compared to $1,231,518 for the three months ended June 30, 2016.

Net income/loss.

Our net loss for the six months ended June 30, 2017 was $821,790, compared to net income of $591,292 for the six months ended June 30, 2016, a decrease of net income of $1,413,082. The decrease of net income is mainly due to the disposition of the discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates when the capital transactions occurred. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the six months ended June 30, 2017 was $31,984, compared to translation loss of $22,144 for the six months ended June 30, 2016, an increase in loss of $9,840.

Liquidity and Capital Resources

For the six months ended June 30, 2017

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

Therefore, the Company is required to maintain a statutory reserve in China that limits any equity distributions to its shareholders. The required amounts of the statutory reserves of our PRC entities has not been reached. The Company has never distributed earnings to shareholders and has consistently stated in the Company’s filings it has no intentions to do so.

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

As of June 30, 2017, cash and cash equivalents were $1,155,922.

The following table sets forth information about our net cash flow for the periods indicated:

Cash Flows Data:

	For Six Months ended June 30,
	2017	2016
Net cash flows provided by (used in) operating activities	$726,587	$(3,153,859)
Net cash flows provided by (used in) investing activities	$-	$(3,314,447)
Net cash flows provided by (used in) financing activities	$(1,075,263)	$6,385,879

Net cash flow provided operating activities was $726,587 for the six months ended June 30, 2017, compared to $3,153,859 used in operating activities for the six months ended June 30, 2016, an increase of cash provided of $3,880,446.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2017, compared to $3,314,447 for the six months ended June 30, 2016, a decrease of $3,314,447. The significant decrease is mainly due to the decrease of loan receivables for the six months ended June 30, 2017, as compared with the same period in 2016.

Net cash flow used in financing activities was $1,075,263 for the six months ended June 30, 2017, compared to $6,385,879 provided by financing activities for the six months ended June 30, 2016, a decrease of $7,461,142.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of June 30, 2017 and December 31, 2016, our bank balances with the banks in the PRC amounted to $1,072,325 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. As of June 30, 2017, the Company has four significant borrowers, which accounted for 32% of total loan receivable balance. The aforementioned borrowers paid service fees and interest regularly according to the contract during the reporting period, and the Company believes that the default risk from these borrowers is low in the foreseeable future.

Contractual Obligations

Lease commitments

On December 21, 2014, the Company entered into a one-year sublease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for its new principal executive office located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. Days Service has a 15-year lease agreement with Ming Seng & Associates, LLC. Pursuant to the terms of the sublease, the Company agreed to pay a monthly rent of $1,200. The Lease started on January 1, 2015 and was renewed on January 1, 2016. The current lease will expire on December 31, 2017.

On January 3, 2017, the Company entered into a lease agreement with certain individual for new office facilities of its wholly-owned subsidiaries, America Arki Network Service Beijing Co. Ltd. The Company agreed to pay a yearly rent of approximately $50,909. The  lease period is from January 16, 2017 to January 15, 2022.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2017 for the material weakness describe below.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K on April 17, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2017, Company agreed to issue an aggregate of 824,583 shares of common stock to certain consultant group for services. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 7, 2017, Company’s variable interest entity, Arki Network Service, received a certified letter from Yin Hang stating that the bi- lateral cooperation between the companies has not generated any value or meaning to Yin Hang, which was the original intent and purpose of the Share Exchange Agreement entered into on December 1, 2016. Yin Hang seeks to invalidate the Share Exchange Agreement, the return of all company information and to restrict the dissemination of such information through any medium. Yin Hang also stated that if mutual benefit can be achieved, it was willing to restart the bi-lateral cooperation. The Company is currently evaluating its position as it relates to this matter and intends to commence discussions with Yin Hang shortly. Although the Company believes that an amicable resolution can be reached, the ultimate outcome of any discussions and the potential impact on the Company’s consolidated financial statements cannot be determined at this time.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: August 14, 2017	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer

