Form 10-Q
period 2017-09-30
Consumer Capital Group, Inc.
filed 2017-11-20
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Registrant’s telephone number, including area code: (646) 346-3735

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2017, there were 32,178,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

Page

Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016 (audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

Statement Of Consolidated Statements of Changes In Stockholders’ Equity for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	September 30,	December 31,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,520,549	$1,444,347
Prepaid expenses	62,558	1,200
Other receivables	1,223,695	555,560
Loans receivable, net and interest receivable	1,969,403	702,846
Deferred registration cost	381,439	-
Due from related parties	-	213,377
Current assets from discontinued operations	-	3,081,886

Total current assets	5,157,644	5,999,216

Non-current assets:
Property and equipment, net	45,848	47,166
Deferred tax asset	-	57,498
Non-current assets from discontinued operations	-	1,508,985

Total non-current assets	45,848	1,613,649

Total Assets	$5,203,492	$7,612,865

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
	(Unaudited)

Current liabilities:
Loans payable	$6,064,695	$2,332,330
Accrued interest payable	92,162	129,574
Accrued liabilities	6,542	17,570
Taxes payables	4,699	-
Deferred revenue	25,821	-
Other payables	1,233,714	-
Payable to shareholder	101,347	102,035
Due to related parties	46,282	1,108,137
Deferred tax liabilities	144,998	135,717
Current liabilities from discontinued operations	-	508,633

Total current liabilities	7,720,260	4,333,996

Stockholders’ equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,178,849 shares issued and outstanding as of September 30, 2017, and December 31, 2016	3,218	3,218
Additional paid-in capital	7,990,637	7,990,637
Accumulated other comprehensive income	44,158	143,943
Deficit	(9,837,507)	(4,675,858)

Stockholders’ equity before noncontrolling interests	(1,799,494)	3,461,940

Noncontrolling interests	(717,274)	(183,071)

Total stockholders’ equity	(2,516,768)	3,278,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,203,492	$7,612,865

See accompanying notes to the consolidated financial statement.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited) (IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$167,408	$149,016	$290,820	$149,016

Operating expenses:
Selling and marketing	616	-	1,012	-
General and administrative	67,328	78,436	692,323	657,756
Interest expense	81,087	35,242	1,109,332	107,318
Other expense (income)	-	6,650	-	(4,520)
Provision for loan losses	23,358	-	39,640	-

Total operating expenses	172,389	120,328	1,842,307	760,554

(Loss) income before provision for income taxes	(4,981)	28,688	(1,551,487)	(611,538)
Provision for income taxes	50,641	-	62,127	-

Loss income before noncontrolling interests	(55,622)	28,688	(1,613,614)	(611,538)
Noncontrolling interests	(35,352)	(30,308)	(534,203)	(83,781)

Loss income attributable to common Stockholders before discontinued operations	(20,270)	58,996	(1,079,411)	(527,757)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	308,734	(613,267)	1,044,936	618,251
(Loss) from dissolution of discontinued operations, net of tax	(5,127,174)	-	(5,127,174)	-
Less: (loss) income attributable to the Noncontrolling interests	-	(301,605)	-	304,056

Income (loss) attributable to common stockholders-discontinued operations	(4,818,440)	(311,662)	(4,082,238)	314,195

Net (loss) income	(4,874,062)	(282,974)	(5,695,852)	(297,343)

Net (loss) attributable to common stockholders	$(4,838,710)	$(252,666)	$(5,161,649)	$(213,562)

Earnings/(Loss) per share
Basic and diluted
Continuing operations	$(0.00)	0.00	$(0.03)	(0.20)
Discontinued operations	0.15	(0.01)	(0.13)	0.01
Total	$(0.15)	(0.01)	$(0.16)	(0.19)

Weighted average shares outstanding
Basic and diluted	32,178,849	31,402,379	32,178,849	31,870,511

Comprehensive income
Net (loss) income before noncontrolling interests	$(4,874,062)	$(282,974)	$(5,695,852)	$(297,343)
Foreign currency translation adjustment	(67,802)	(9,262)	(99,785)	(31,406)

Total comprehensive (loss) income	(4,941,864)	(292,236)	(5,795,637)	(328,749)
Comprehensive (loss) income attributable to noncontrolling interests	(68,575)	(346,588)	(583,099)	127,865

Net comprehensive (loss) income attributable to common stockholders	$(4,873,289)	$54,352	$(5,212,538)	$(456,614)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited) (IN U.S. $)

	Common Stock	Discount on common stock	Additional Paid-in Capital	(Deficit)	Accumulated other comprehensive income	Non-controlling interest	Total
Balance, December 31, 2016	$3,218	$(130,741)	$8,121,378	$(4,675,858)	$143,943	$(183,071)	$3,278,869
Net income	-	-	-	(5,161,649)	-	(534,203)	(5,695,852)
Foreign currency translation adjustment	-	-	-	-	(99,785)	-	(99,785)

Balance, September 30, 2017 (Unaudited)	$3,218	$(130,741)	$8,121,378	$(9,837,507)	$44,158	$(717,274)	$(2,516,768)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(5,695,852)	$(297,343)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,318	16,861
Allowance for loan losses	39,640	227,215
Deferred income taxes	66,779	(56,804)
Changes in operating assets and liabilities:
Decrease in due from related parties	213,377	-
Decrease in advance to suppliers	-	37,804
(Increase) in deferred cost-related party	-	(884,475)
(Increase) in prepaid expenses	(61,358)	(54,181)
(Increase) in other receivables	(668,135)	(650,893)
(Decrease) in accrued liabilities	(11,028)	(229)
Increase (decrease) in deferred revenue	25,821	(3,671,737)
Increase in payable to shareholder	-	32,275
(Decrease) increase in accrued interest payables	(37,412)	780,993
Increase in taxes payable	4,699	231,941
Increase in other payables	1,233,714	-

Net cash (used in) operating activities from continuing operations	(4,888,437)	(288,573)

Net cash provided by operating activities from discontinuing operations	4,082,238	-

Cash flows from investing activities:
Equipment purchased	-	(110,733)
Repayment of loans from customers	-	2,095,112
Loans receivable	(1,306,197)	(5,277,972)

Net cash (used in) investing activities	(1,306,197)	(3,293,593)

Cash flows from financing activities:
Proceeds from issuance of shares	-	200,968
Cash paid for stock issuance costs	(381,439)	-
Repayments of related party debt	(1,061,855)	(254,425)
Loans from individuals	3,732,365	7,387,548

Net cash provided by financing activities	2,289,071	7,334,091

Effect of exchange rate changes on cash,	(100,473)	(939,816)

Net change in cash	(4,006,036)	(1,187,891)
Cash and cash equivalents from discontinued operations	4,082,238	-
Cash, beginning balance	1,444,347	2,739,145

Cash, ending balance	$1,520,549	$1,551,254

Supplemental disclosure of cash flow information
Cash paid for interest	$1,109,332	$1,362,963

Cash paid for income taxes	$565,928	$7,637

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

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

On February 4, 2011, pursuant to a Plan and Agreement of Merger by and among Mondas Minerals Corp., its wholly owned subsidiary, CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort, Mondas Minerals Corp. merged its wholly-owned subsidiary CCG Delaware into CCG California, with CCG California surviving and CCG Delaware ceasing to exist. On February 7, 2011, the Company formed a new wholly-owned subsidiary by the name of “Consumer Capital Group Inc.” (“CCG Name Sub”) in Delaware solely for purposes of changing its corporate name to “Consumer Capital Group Inc.” in conjunction with the closing of the Merger. On February 17, 2011, the Company changed its name to Consumer Capital Group Inc. pursuant to a Certificate of Ownership filed with the Secretary of State of Delaware by merging CCG Name Sub into the Company with the Company surviving and the CCG Name Sub ceasing to exist. Unless the context specifies otherwise, references to the “Company” refers to CCG California prior to the Merger and the Company, its subsidiaries and Affiliated PRC Entity combined after the Merger.

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

SHANGHAI ZHONGHUI FINANCIAL INFORMATION SERVICES CORP.

Established on May 26, 2014, under PRC laws, Shanghai Zhonghui Financial Information Services Corp. (“Shanghai Zhonghui”) offers financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

On December 23, 2014, the Company and Shanghai Zhonghui entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the terms of the Agreement, the Company agreed to issue 5,000,000 shares of the Company’s common stock, to certain individuals affiliated with Shanghai Zhonghui (the “Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui.

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

YIN HANG FINANCIAL INFORMATION SERVICE (SHANGHAI) CO., LIMITED

Yin Hang Financial Information Service (Shanghai) Co., Limited ("Yin Hang") was incorporated on November 22, 2013 under the laws of the People’s Republic of China (“PRC” or “China”). The Company collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risk assessment services provided to lenders and borrowers on a third party peer to peer (“P2P”) online lending platform. On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into a Share Exchange Agreement with Yin Hang, pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock. The shares are locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the shares after such lock-up period. Further to a supplementary agreement dated March 28, 2017, as a payment for assisting in the acquisition, the Company also agreed to issue 320,000 shares of Common Stock to a third party.

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang is no longer be consolidated in the Company’s financial statements as of September 1, 2017 and its operations are reflected in discontinued operations.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2017 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki Beijing Ecommerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine Beijing BioTech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Assists in payment collection for e-commerce business.

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.

America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	0	%(5)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform as of September 1, 2017, no longer owned by the Company. The results of operations of Yin Hang are reflected in the consolidated financial statements as “discontinued operations”.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

Shanghai Zhonghui Financial Information Services LTD. (“Shanghai Zhonghui”)	May 26, 2014	PRC	0	%(4)	Offer financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China. As of December 31, 2016, the results of operations of Shanghai Zhonghui are reflected in the Company’s consolidated financial statements as “discontinued operations.”

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities
(4)	Discontinued operation sold on December 28, 2016
(5)	Discontinued operation on August 31, 2017
8

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

In order to comply with PRC laws and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network Service, a 100% PRC owned entity. The equity interests of Arki Network Service are legally held directly by Mr. Jianmin Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network Service is held by Arki Beijing and Arki Fuxin through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements, Arki Beijing and Arki Fuxin maintain the ability to control Arki Network Service, and are entitled to substantially all of its economic benefits and are obligated to absorb all of its losses. Therefore, the Company consolidates Arki Network Service as a variable interest entity (“VIE”) in accordance with SEC Regulation SX-3A-02 and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation in accounting for a variable interest entity (“VIE”).”

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, 51% majority ownership in Arki Tianjin, and the discontinued operations of Shanghai Zhonghui and Yin Hang. As a result of contractual arrangements, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following financial statement amounts and balances of Arki Network Service have been included in the accompanying consolidated financial statements:

	September 30, 2017	December 31, 2016
	(Unaudited)

TOTAL ASSETS	$1,062,408	$1,092,474

TOTAL LIABILITIES	$2,677,000	$2,445,343

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(50,856)	$(46,519)	$(198,637)	$(340,318)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1503	0.1440

	Three Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1502	0.1500

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1473	0.1520

Foreign currency translation adjustments of $(67,802) and $(9,262) for the three months ended September 30, 2017 and 2016, respectively, and $(99,786) and $(31,406) for the nine months ended September 30, 2017 and 2016, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

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

Yin Hang provided credit risks assessment services to the borrowers and lenders on a third party P2P online lending platform. The service fees are calculated based on complexity, required time, contents and commercial value of the coordination services between borrowers and lenders and are collected when the loan agreements are signed by all parties but before releasing the money to the borrowers.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge a prepayment penalty if they repay the loans in advance with or without notice.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” is utilized by the Company to present the operations of Shanghai Zhonghui and Yin Hang which have been disposed of. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui and Yin Hang as discontinued operations pursuant to this standard. Refer to Note 9 for additional details. The Company accounted for the disposal of Shanghai Yin Hang during 2017 as a discontinued operation pursuant to this standard. Refer to Note 9 for additional details.

Non-controlling interest

Noncontrolling interests in our 51% owned subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. When these events occur, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of September 30, 2017 and December 31, 2016, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2017 and December 31, 2016, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2013 and 2014 and 2015 remain open to examination by tax authorities in the PRC.

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

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period consolidated financial statements presentation.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

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

In March 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30).” This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

4.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent as of September 30, 2017 and December 31, 2016.

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 8% to 30% for the nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the total loan receivables balance was $1,942,355 and $683,496.

Loan receivables consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)

Loans receivable	$1,981,995	$683,496
Allowance for loan losses	(39,640)	-

Loans receivable, net	$1,942,355	$683,496

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 to 6 months. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company believes that all loans can be collected and allowance for loan losses were $39,640 and nil.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired at September 30, 2017 and December 31, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

6.	OTHER RECEIVABLES

Other receivables consist of the following As of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)

Advances to unrelated third-parties	$1,183,614	$517,158
Other deposits	40,081	38,402

Total	$1,223,695	$555,560

7.	LOANS FROM INDIVIDUALS

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from nine months to one year with interest rates varying from 8% to 18%.

For the three and nine months ended September 30, 2017, the Company recorded $81,087 and $1,109,332 respectively on the interest. For the three and nine months ended September 30, 2016, the Company recorded $35,242 and $107,318 respectively on the interest.

8.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $101,347 and $ 102,035 to the Company as of September 30, 2017 and December 31, 2016, respectively. The payable to Caesar included amounts due to Caesar of $117,767 and amounts due from Caesar of $16,420 as of September 30, 2017, and amounts due to Caesar of $117,767 and amounts due from Caesar of $15,732 as of December 31, 2016. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, and with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

9.	DISCONTINUED OPERATIONS

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

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the nine months ended September 30, 2016. A gain of $1,355,432 was recognized on the disposal, which is determined based on the excess of liabilities over assets in the same amount.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

9.	DISCONTINUED OPERATIONS (continued)

On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd, a company established under the laws of People’s Republic of China. Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock. Pursuant to the terms of the Agreement, all Acquisition Shares shall be locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the Acquisition Shares after such lock-up period. Further to the supplementary agreement dated March 28, 2017, as a payment for the assisting with the acquisition, the Company also issued 320,000 additional shares of the Common Stock to a third party, Yu Yang.

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of September 30, 2017, the results of operations of Shanghai Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the nine months ended September 30, 2017. A loss of $5,127,174 was recognized on the disposal, which is determined based on the excess of assets over liabilities in the same amount.

The significant items included discontinued operations are as follow:

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Revenue	$2,246,767	$10,935,615
Cost of revenue	-	(8,148,407)
Business taxes and surcharge	(8,066)	(63,558)
Operating expenses	(845,420)	(2,105,399)
Operating income from discontinued operations	-	567,442
Other expense	(32)	-
Provision for loan losses	-	-

Income from discontinued operations before income taxes	1,393,249	1,185,693
Provision for income taxes	(348,313)	50,809

Income from discontinued operations	$1,044,936	$1,236,502

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Shanghai Huirong Asset Management Ltd. (“Huirong”)	Common Director, Hanzhen Li, between Shanghai Zhonghui Financial Service Information Co., Ltd. and Shanghai Huirong Asset Management Ltd.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	Subsidiary of the Company, Arki Network Service owned entities

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

9.	DISCONTINUED OPERATIONS (continued)

b)	The Company had the following related party balances at of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)

Due to related party:
Huirong	$-	$235,947
Arki Tianjin	-	287,942

	$-	$523,889

10.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the three and nine months ended September 30, 2017 and 2016 respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company generated taxable income in the People’s Republic of China for the nine months ended September 30, 2017 and did not generate taxable income in the period from December 1, 2016 (date of acquisition) to December 31, 2016.

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(25%)	(25%)	(25%)	(25%)

Effective income tax rates	-	-	-	-

Income (Loss) before income taxes from continuing operations consists of:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(2,904,157)	$(27,974)	$(3,182,364)	$(49,366)
PRC	(2,227,999)	56,662	(3,496,298)	(562,172)

Total	$(5,132,156)	$28,688	$(6,678,662)	$(611,538)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

10.	INCOME TAXES (continued)

The components of the income tax provision from continuing operations are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$-	$-	$-	$-
Deferred taxes	50,641		62,127

Income tax expense	$50,641	$-	$62,127	$-

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax assets:
Accrued interest payable	$-	$23,089
Accruals	-	34,409

Total	$-	$57,498

	September 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax liabilities:
Accrued interest receivable	$59,518	$57,026
Accrued interest payable	85,480	78,691

Total	$144,998	$135,717

As of September 30, 2017 and December 31, 2016, the Company has a deferred tax asset of $0 and $57,498, and a deferred tax liability of $144,998 and $135,717 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of September 30, 2017, the Company does not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of September 30, 2017 and December 31, 2016, the valuation allowance was nil and $(15,374), respectively. Nil and nil of increase in the valuation allowance for each of the nine months ended September 30, 2017 and year December 31, 2016, respectively.

The components of deferred taxes are as follows from continuing operations at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)

Deferred tax asset from net operating loss carry-forwards	$2,343,617	$72,872
Valuation allowance	(2,343,617)	(15,374)

Deferred tax assets, net	$-	$57,498

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

11.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

b)	The Company had the following related party balances at September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)

Due from related parties:
Mr. Dong Yao	$-	$49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,453

	$-	$213,377

	September 30, 2017	December 31, 2016
	(Unaudited)

Due to related parties:
Mr. Jianmin Gao	$36,435	$625,242
Mr. Fei Gao	9,847	482,895

	$46,282	$1,108,137

As of December 31, 2016, the Company was owed from Mr. Dong Yao $49,814 without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Ms. Lihua Xiao $64,339 without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Mr. Siheng Hao $62,771 for procurement activities without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Ms. Juan Li of $36,453 for procurement activities without interest and due on demand, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

11.	RELATED PARTY TRANSACTIONS (continued)

As of September 30, 2017 and December 31, 2016, the amounts owed to Mr. Jianmin Gao are without interest and due on demand.

As of September 30, 2017 and December 31, 2016, the amounts owed to Mr. Fei Gao are without interest and due on demand.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of September 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Year Ended September 30, 2017,

2017	$-
2018	52,593
2019	52,593
2020	52,593
2021	52,593
Thereafter	52,593

Total	$262,965

The rent expense for the three months ended September 30, 2017 and 2016 was $13,143 and $37,780, respectively. The rent expense for the nine months ended September 30, 2017 and 2016 was $38,677 and $113,340, respectively.

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

13.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, loans receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates.

As of September 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2017 and December 31, 2016, we had no uninsured balances with the banks in U.S. As of September 30, 2017 and December 31, 2016, our bank balances in the PRC were $1,435,384 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of loans receivable from borrowers and the related accrued interest receivable. As of September 30, 2017 and December 31, 2016, the Company has four significant borrowers, which accounted for 32% of total loans receivable balance, and three borrowers which accounted for 63% of total loans receivable, respectively. The aforementioned borrowers paid service fees and interest regularly according to the contract during the reporting period, and the Company believes that the default risk from these borrowers is low in the foreseeable future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited) (IN U.S. $)

13.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

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

14.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated losses from operations of $6,740,788 and $611,538 for the nine months ended September 30, 2017 and 2016, respectively. These continued losses have created an accumulated deficit of approximately $9,837,507 as of September 30, 2017. The Company also has a working capital deficit of approximately $2,562,616 at September 30, 2017. The Company has been having difficulty in raising adequate additional funding.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and achieving adequate profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

15.	SUBSEQUENT EVENTS

On November 17, 2017, the Company’s subsidiary, Arki Network Service entered into share exchange agreement with the shareholders of Beijing Shenzhou Rongtong Investment Management Co., Ltd. (“Shenzhou Rongtong”) to obtain 100% of Shenzhou Rongtong’s shares in exchange for a total of 4,175,417 common shares of the Company. The transactions is expecting to be completed within 45 working days with the completion of corresponding registration procedure of equity change.

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

Overview

We strive to become a one-stop shop that focuses on financial advisory service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in the business of microfinancing. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and our VIE, Arki Network. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in financial advisory service and ability to streamline microfinancing process will place our company in a unique position in the marketplace.

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1503	0.1440

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income and cash flows for the periods presented	0.1502	0.1500

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations and comprehensive income and cash flows for the periods presented	0.1473	0.1520

Foreign currency translation adjustments of $(67,802) and $(9,262) for the three months ended September 30, 2017 and 2016, respectively, and $(99,785) and $(31,406) for the nine months ended September 30, 2017 and 2016, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of our company consists entirely of foreign currency translation adjustments.

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

Level 1 Inputs– Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs– Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs– Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

During the three months ended September 30, 2017, we generated revenue of $167,408, compared to revenue of $149,016 for the three months ended September 30, 2016, an increase of $18,393 or 12.34%. The increase in revenue was mainly attributable to increase of demand for microfinancing and financial advisory services.

Operating expenses.

Operating expenses totaled $172,389 for the three months ended September 30, 2016, compared to $120,328 for the three months ended September 30, 2016, an increase of $52,061 or 43.27%. The increase is mainly attributed to an increase of interest expenses and the provision of loan loss of $23,358.

Selling, general and administrative expenses.

Selling and marketing expenses increased by $616 from $0 for the three months ended September 30, 2016. The increase is attributed to the increase in expenses relating to the marketing and advertisement of our services and products.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal, accounting expenses and investor relations expenses). General and administrative expenses were $67,328 for the three months ended September 30, 2017, compared to $78,436 for the three months ended September 30, 2016, a decrease of $11,108 or 14.16%. The decrease is mainly attributed to slight decrease in professional fees.

Interest expenses.

Interest expense was $81,087 for the three months ended September 30, 2017, compared to $35,242 for the three months ended September 30, 2016, an increase of $45,845 or 13.01%. The increase of interest expenses was due to increase in Arki Capital’s wealth management business.

Provision for loan losses

We incurred loan loss of $23,358 for the three months ended September 30, 2017, compared with $0 for the three months ended September 30, 2016.

Gain/Loss from operations.

As a result of the factors described above, operating loss was $4,981 for the three months ended September 30, 2017, compared to the operating income of $28,688 for the three months ended September 30, 2016, a decrease of approximately $33,669.

Other income and expenses.

We incurred other expenses of $0 for the three months ended June 30, 2017, compared to $6,650 for the three months ended September 30, 2016. The decrease is mainly attributable to the increased loans from individuals for the three months ended June 30, 2017, as compared with the same period in 2016.

Discontinued Operations

On December 28, 2016, we entered into a sale agreement for the disposition of Shanghai Zhonghui Financial Information Services Corp. Shanghai Zhonghui’s business is reflected as discontinued operations. We generated $308,734 in net income from discontinued operations for the three months ended September 30, 2017, comparing to a loss of $613,267 for the three months ended September 30, 2016.

Loss from dissolution of discontinued operations

We incurred a loss from dissolution of discontinued operation of $5,127,174 for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. It represents the excess of assets over liabilities for the discontinued operation at the time of dissolution.

Net income/loss

Our net loss for the three months ended September 30, 2017 was $20,270, compared to the net income of $58,996 for the three months ended September 30, 2016, a decrease of $79,266. The decrease of net income is mainly due to the disposition of the discontinued operations.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended September 30, 2017 was $67,802, compared to translation loss of $9,262 for the three months ended September 30, 2016, an increase of loss of $58,540.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

During the nine months ended September 30, 2017, we generated revenue of $290,820, compared to revenue of $149,016 for the nine months ended September 30, 2016. The increase in revenue was mainly attributable to increase of demand for the microfinancing and financial advisory services.

Operating expenses.

Operating expenses totaled $1,842,307 for the nine months ended September 30, 2017, compared to $760,554 for the nine months ended September 30, 2016, an increase of $1,081.753 or 142.23% The increase is mainly attributed to the increase in interest expenses in Arki Capital’s normal course of business.

Selling, general and administrative expenses.

Selling and marketing expenses increased from $0 for the nine months ended September 30, 2016 to $1,012 for the nine months ended September 30, 2017, an increase of $1,012. This is due to the increase in expenses relating to the marketing and advertisement of our services and products.

General and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $692,323 for the nine months ended September 30, 2017, compared to $657,756 for the nine months ended September 30, 2016, an increase of $34,567, or 5.26%. The slight increase is mainly caused by the increase in professional fees.

Interest expenses.

Interest expense was $1,109,332 for the nine months ended September 30, 2017, compared with $107,318 for the nine months ended September 30, 2016, an increase of $1,002,014 or 933.69%. The increase of interest expenses was due to the crowd funding business of Arki Capital.

Provision for loan losses

We incurred loan loss of $39,640 for the nine months ended September 30, 2017, compared with $0 for the nine months ended September 30, 2016.

Gain/Loss from operations.

As a result of the factors described above, loss before income taxes was $1,551,487 for the nine months ended September 30, 2017, compared to the loss of $611,538 for the nine months ended September 30, 2016, an increase of $939,949 or 153.70%.

Discontinued Operations

On December 28, 2016, we entered into a sale agreement for the disposition of Shanghai Zhonghui Financial Information Services Corp. Shanghai Zhonghui’s business is reflected as discontinued operations. On August 31, 2017, we terminated the Share Exchange Agreement with Yin Hang. As a result, as of September 30, 2017, the result of operations of Shanghai Yin Hang are reflected as discontinued operations. We generated $1,044,936 in net income from discontinued operations for the nine months ended September 30, 2017, compared to $618,251 for the nine months ended September 30, 2016, an increase of $426,685 or 69.01%.

Loss from dissolution of discontinued operations

We incurred a loss from dissolution of discontinued operation of $5,127,174 for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2016. It represents the excess of assets over liabilities for the discontinued operation at the time of dissolution.

Net income/loss

Our net loss for the nine months ended September 30, 2017 was $5,695,852, compared to net income of $6,713 for the nine months ended September 30, 2016, a decrease of net income of $5,702,565. The decrease of net income is mainly due to the disposition of the discontinued operations.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates when the capital transactions occurred. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the nine months ended September 30, 2017 was $99,785, compared to translation loss of $31,406 for the nine months ended September 30, 2016, an increase in loss of $68,379 or 2177.26%.

Liquidity and Capital Resources

For the nine months ended September 30, 2017

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

As of September 30, 2017, cash and cash equivalents were $1,520,549.

The following table sets forth information about our net cash flow for the periods indicated:

Cash Flows Data:

	For Nine Months ended September 30,
	2017	2016
Net cash flows provided by (used in) operating activities	$(4,888,437)	$(4,288,573)
Net cash flow provided by operating activities from discontinuing operations	$4,082,238	-
Net cash flows provided by (used in) investing activities	$(1,306,197)	$(3,293,593)
Net cash flows provided by (used in) financing activities	$2,289,071	$7,334,091

Net cash flow used by operating activities was $4,888,437 for the nine months ended September 30, 2017, compared to $4,288,573 used in operating activities for the nine months ended September 30, 2016, an increase of cash used of $599,864.

Net cash flow provided by operating activities from discontinuing operations was $4,082,238 for the nine months ended September 30, 2017, compared to $0 provided for the nine months ended September 30, 2016.

Net cash flow used in investing activities was $1,306,197 for the nine months ended September 30, 2017, compared to $3,293,593 for the nine months ended September 30, 2016, a decrease of $1,987,396 or 60.34%. The significant decrease is mainly due to the decrease of loan receivables for the nine months ended September 30, 2017, as compared with the same period in 2016.

Net cash flow provided by financing activities was $2,289,071 for the nine months ended September 30, 2017, compared to $7,334,091 provided by financing activities for the nine months ended September 30, 2016, a decrease of $5,045,020 or 68.79%.

Concentration of Business and Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state- owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2017 and December 31, 2016, our bank balances with the banks in U.S. amounted to $536 and $119,569 which are under the U.S. Federal depository insurance coverage of $250,000, respectively. As of September 30, 2017 and December 31, 2016, our bank balances with the banks in the PRC amounted to $1,520,013 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

Contractual Obligations

Lease commitments

On December 21, 2016, the Company renewed a one-year sublease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for its new principal executive office located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. Days Service has a 15-year lease agreement with Ming Seng & Associates, LLC. Pursuant to the terms of the sublease, the Company agreed to pay a monthly rent of $1,200. The Lease started on January 1, 2017 and will expire on December 31, 2017.

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

Except for risk factor set forth below, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K on April 17, 2017.

From time to time, we may seek to acquire or consolidate with another business to expand our business offerings. However, because finance industry is an industry that is heavily regulated within the People’s Republic China, we may need to terminate such consolidation due to policy reasons. In such event, our results of operation may be adversely impacted.

On August 31, 2017, Arki Network and Yin Hang entered into an agreement to mutually terminate the share exchange agreement executed on December 1, 2016. The termination was due to China’s policy reason that Yin Hang cannot be controlled by foreign companies outside of China. As a result of the termination, Yin Hang could no longer be consolidated in the Company’s financial statements as of September 1, 2017. We plan to continue identifying companies that would help us further develop our current lines of business. We plan to take appropriate measures to ensure the feasibility of such consolidation. However, in the event that such consolidation is prohibited under the laws of the PRC, we may need to terminate such consolidation and our results of operation may be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 17, 2017, Consumer Capital Group, Inc. (the “Company”), through its variable interest entity, America Arki Network Service Beijing Co., Ltd (the “Company”) entered into certain Share Exchange Agreement with Beijing Shenzhou Rongtong Investment Management Co., Ltd, a company established under the laws of People’s Republic of China (“Shenzhou”). Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Shenzhou in exchange for the issuance of 4,175,417 shares of Company’s common stock, par value $0.0001 per share, to Shenzhou’s shareholders.

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

CONSUMER CAPITAL GROUP, INC.

Dated: November 20, 2017	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: November 20, 2017	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer

