Form 10-K
period 2017-12-31
Consumer Capital Group, Inc.
filed 2018-05-17
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of May 10, 2018, the registrant had 27,208,849 shares of common stock, par value $0.0001 per share, outstanding.

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

USE OF CERTAIN DEFINED TERMS

In this annual report, unless otherwise noted or as the context otherwise requires, “Consumer Capital,” the “Company,” “CCGN,” “we,” “us,” and “our” refers to the combined business of i) Consumer Capital Group, Inc. (“Consumer Capital”), a corporation formed under the laws of the Delaware, ii) Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), a wholly-owned subsidiary of Consumer Capital and a wholly foreign-owned enterprise (“WFOE”) formed under the laws of the People’s Republic of China (the “PRC”), iii) America Pine (Beijing) Bio-Tech Inc. (“America Pine”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, iv) America Arki (Fuxin) Network Management Co. Ltd. (“America Arki”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, v) America Arki Network Service Beijing Co., Ltd. (“Arki Network”), a variable interest entity (“VIE”) and a limited liability company formed under the laws of the PRC controlled by Jianmin Gao and Fei Gao, and vi) America Arki (Tianjin) Capital Management Partnership (“Arki Capital”), a 51%-owned subsidiary of Arki Network and a limited partnership formed under the laws of the PRC.

For the sake of clarity, this prospectus follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chief Executive Officer will be presented as “Jianmin Gao,” even though, in Chinese, Mr. Gao’s name is presented as “Gao Jianmin.”

PART I

Item 1. Business.

Overview

We strive to become a one-stop shop that focuses on lending service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in the business of microfinancing services. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and our VIE, Arki Network. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining microfinancing process will place our company in a unique position in the marketplace.

On December 31, 2015, we issued 1,357,300 shares of common stock pursuant to a Regulation S offering for an aggregate offering price of $3,382,500. Also on July 28, 2016, we issued an aggregate of 825,180 shares of the common stock pursuant to another Regulation S offering for an aggregate proceeds of $1,790,640. From these offerings, we raised approximately $5.3 million, approximately $1.5 million were contributed to Consumer Capital DE for working capital needs and approximately $3.7 million were contributed to America Arki Network Service Beijing Co., Ltd. for its microfinancing business.

Our Business

Microfinancing

Currently, we engage in microfinancing business through our subsidiary, Arki E-Commerce and VIE, Arki Network, to provide direct loans to SMEs and sole proprietors based in Liaoning Province. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediary to facilitate the loan transactions for a 5% service fee. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

UnionPay Liaoning are incentivized to recommend as many borrowers to us as possible as the additional service fee becomes another source of revenue for their operation. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system. Once a business owner submits his/her loan application to us, along with a recommendation letter provided by UnionPay Liaoning, Arki Network’s loan servicing team conducts additional due diligence on the quality of the borrowers. The loan servicing team first makes sure that the business is duly incorporated and in good standing with the State Administration for Industry and Commerce. The servicing team will then check business’s credit history based on public records provided by the National Enterprise Credit Information Publicity System. The servicing team will also check business’s history with local tax authority to ensure that it does not have any outstanding tax liability. Lastly, the servicing team will conduct phone or in-person interview with the applicant to verify all necessary information. In certain instance, the servicing team may conduct arbitrary on-site visit to the business to assess the validity of the business. Upon completion of the background check by Arki Network’s servicing team, Arki E-Commerce provides short-term loans in the form of original issue discount (“OID Loans”) to qualified borrowers with pre-set interest rate, terms and conditions. While Arki E-Commerce collects the interest generated through these loans, Arki Network generates revenue through a one-time 3% service fee while UnionPay Liaoning collects an additional 2% service fee based on the loan amount, due upon issuance of the OID Loans. When we first started the microfinancing, because we were a relatively new entry to this market, with the exception of three companies for which we granted loan amount of RMB 1,000,000, we provide loans to business with annual revenue of at least RMB 2,000,000 (approximately US$285,714) with the following terms in order to lower default risk by the borrowers:

●	Principal loan amount: RMB 300,000

●	Term: 3-6 months

●	Security interest is not required

●	Interest: 1% per month (in the form of original issue discount)

●	Principal amount to be paid in equal monthly tranches with the first payment due at the end of the 1st month

We granted the three larger loans outside of our general practice due our interest in diversifying our loan portfolio and testing out markets’ demand for such products. We haven’t got any bad debt in the past year. And we increased the loan amount on a case by case basis.

Once the loan application is approved by Arki Network, Arki E-Commerce provides funding for the loan to Arki Network, which in turn transfer the funding, net of its service fee, to UnionPay Liaoning, which will wire the fund after deducing its service fee to borrower’s bank account stored in its system, the same account borrower uses for receivables from the credit card transactions. Once payments are due from the borrower, the borrower will send each tranche of repayment directly to Arki Network through Unionpay’s payment processing system and Arki Network will transfer the repayment back to Arki E-Commerce. Neither UnionPay nor Arki Network charges any service fee to process the repayments.

Because there are many SMEs throughout China, we believe that our microfinancing model offers substantial market potential and intend to devote additional resources to apply the business model in other regions throughout China.

Wealth Management

Arki Network through its 51%-owned subsidiary, America Arki (Tianjin) Capital Management Partnership (“Capital”), engages wealth management business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. Still at its development stage, Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%. The platform will allow retail investors to invest in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. As of December 31, 2017, Arki Capital has loan payable amount of RMB 26,670,000 (approximately $4,099,315). RMB7,760,000 (Approximately 1,192,751) carry a one year term, and RMB18,910,000 carry a two year term without interest. Upon redemption date, the investors may demand back the funding or stay on as a limited partner. As of the date of this prospectus, Arki Capital invest the fund on the Company’s stock in U.S. capital market. As of December 31, 2017, Arki Capital owns 750,000 shares of the Company’s stock. Arki Capital haven’t sell any of the stock in the past years and therefore not generated any revenue. The funds may be redeemed back by the investors starting in September 2018, or investors may stay on as a limited partner.

We expect Arki Capital to derive substantially all of its revenues from the return generated by the performance of the underlying investment products. It would keep all return in excess of the return that is marketed to the retail investors for the product.

As of December 31, 2017, Consumer Capital DE had a total asset of $5,454,496, a total liability of $726,728, and a total equity of $4,727,768; and that for the fiscal year ended 2016, Consumer Capital DE had a net loss of $58,571 and a total revenue of $0, that for the year ended December 31, 2017, Consumer Capital DE had a net income of $462,097. The net income is brought mainly by the relief of debt by Yinhang on August 31, 2017, and partly due to the refund from IRS for wrongfully garnished of federal income tax in the previous years because of the confusion caused by IRS. As of December 31, 2017, Consumer Capital DE had 3 employees.

As of December 31, 2017, Consumer Capital CA had a total asset of $0, a total liability of $0, and a total equity of $0; and that for the year 2016, Consumer Capital CA had a net income of $0 and a total revenue of $0, that for the year ended December 31, 2017, Consumer Capital CA had a net income of $0. As of December 31, 2017, Consumer Capital CA had 0 employees.

As of December 31, 2017, Arki E-Commerce had a total asset of $1,307,325, a total liability of $2,431,996, and a total equity of $(1,124,672); and that for the year 2016, Arki E-Commerce had a net loss of $215,201 and a total revenue of $0, that for the year ended December 31, 2017, Arki E-Commerce had a net loss of $1,126,542 and a total revenue of $255,901. As of December 31, 2017, Arki E-Commerce had 3 employees.

As of December 31, 2017, American Pine had a total asset of $460,320, a total liability of $97,508, and a total equity of $362,811; and that for the year 2016, American Pine had a net loss of $793 and a total revenue of $0, that for the year ended December 31, 2017, American Pine had a net income of $185,818 (caused by relief of debt from Yinhang) and a total revenue of $0, As of December 31, 2017, American Pine had 0 employees.

As of December 31, 2017, American Arki had a total asset of $392,137, a total liability of $149,033, and a total equity of $243,104; and that for the year 2016, American Arki had a net loss of $724 and a total revenue of $0, that for the year ended December 31, 2017, American Arki had a net income of $401,480 (caused of relief of debt from Yinhang) and a total revenue of $0. As of December 31, 2017, American Arki had 0 employees.

As of December 31, 2017, Arki Network had a total asset of $429,319, a total liability of $1,956,632, and a total equity of $(1,527,313); and that for the year 2016, Arki Network had a net loss of $248,124 and a total revenue of $213,821, that for the year ended December 31, 2017, Arki Network had a net loss of $346,939 and a total revenue of $0. As of December 31, 2017, Arki Network had 4 employees.

As of December 31, 2017, Arki Capital had a total asset of $2,202,031, a total liability of $4,800,199, and a total equity of $(1,325,066); and that for the year 2016, Arki Capital had a net loss of $223,042 and a total revenue of $0, that for the year ended in December 31, 2017, Arki Capital had a net loss of $1,081,966 and a total revenue of $0. As of December 31, 2017, Arki Capital had 5 employees.

Ceased Businesses

On December 23, 2014, we entered into a share exchange agreement with Shanghai Zhonghui Financial Information Services Corp. (“Shanghai Zhonghui”), a PRC peer-to-peer lending company (the “Zhonghui Agreement”), pursuant to which we agreed to acquire 51% of the capital stock of Shanghai Zhonghui (the “Acquisition”). Pursuant to the term of the share exchange agreement, we agreed to issue 5,000,000 shares of common stock to certain individuals affiliated with Shanghai Zhonghui (the “Zhonghui Affiliates”), valued at $1.00 per share for a total of $5,000,000 or approximately 31,000,000 RMB, to exchange 51% of the capital stock of Shanghai Zhonghui. As incentive for the closing of the Acquisition, we also agreed to issue to the Affiliates 5,000,000 additional shares of our common stock. Through the acquisition, we engaged in peer-to-peer lending. On December 28, 2016, upon approval by the majority shareholder and Board of Directors of the Company and Arki Network, Arki Network entered into certain business sale agreement with Yanbian YaoTian Gas Group Co., Ltd, a company organized under the laws of the PRC whereby Arki Network sold all of its interest in Shanghai Zhonghui for no consideration. In connection with the sale, Zhonghui Affiliates agreed to cancel 5,000,000 shares of our common stock obtained from the transaction. We have since ceased our peer-to-peer lending business.

On November 29, 2010, our wholly-owned subsidiary CCG California received approval from the Beijing Fangshan District Business Council in the PRC to acquire the controlling interest of Beitun Trading Co. Ltd. (“Beitun Trading”), a PRC trading and distribution company. Beitun Trading had a registered capital of RMB500,000 (approximately $80,250), of which RMB255,000 (approximately $40,928) was contributed by CCG and RMB245,000 (approximately $39,323) was contributed by Wei Guo. Effectively, CCG had control of 51% of Beitun Trading, and Wei Guo owned 49% of Beitun Trading. Through Beitun Trading, we engaged in the wholesale distribution of various food and meat products. On April 1, 2014, we entered into an agreement to sell our 51% interest in Beitun Trading to Zhang Yifan in exchange for cash payment of RMB 255,000 ($41,030). We have since ceased our distribution business.

Business Strategy

We plan to implement two primary strategies to expand our market presence within the industry: (i) increase Arki E-Commerce’s lending capacity through the cash generated from operations and capital raised from offering; and (ii) expand the Company’s geographic coverage for both microfinancing and wealth management business to major metropolitan areas such as Beijing, Shanghai, Guangzhou through the establishment of sales force. We believe that we can experience significant growth in these areas because there is a large number of established SMEs and sole proprietors in need of capital resources but lack the ability to finance either due to their limited size of business or local banks’ preferences to finance bigger and more established companies. In addition, we believe that our wealth management business will be able to provide potential investors a more attractive return comparing to traditional investment products.

Competitive Strengths

Although we operate in a highly-competitive industry, we believe that the following factors provide us with the competitive advantage in the marketplace that could differentiate us from our potential competitors:

●	Strong Relationships with Local Financial Institutions. We have developed strong relationships with local financial institutions. For our microfinancing business, we only provide financing to clients that have been pre-screened by the credit card processing companies such as UnionPay, who and Arki Network would then charge a service fee based on the loan amount. The additional stream of revenue incentivizes UnionPay to promote our services and provide us with potential lending opportunities. It is through leveraging this relationship with large financial institutions such as UnionPay that we believe we are able to provide a unique value-added service to our clients and will be able to grow our client base.

●	Experienced and committed leadership. Our CEO, Mr. Jianmin Gao, has had extensive experience in the banking industry prior to founding our company. Mr. Gao’s experience has provided our company with the skills and expertise that are essential in approaching and selecting appropriate banks, dealing with bank personnel, identifying and evaluating appropriate financial products and services, structuring tailored financial solutions and bargaining with banks on behalf of our clients. In addition, Mr. Gao also has extensive experience working with SMEs. We believe the experience and resources that Mr. Gao can offer will help our company become a more active player in the industry.

●	Substantial potential client base. Our microfinancing clients are provided by the Liaoning provincial branch of UnionPay. Almost all businesses of various sizes use UnionPay as their primary credit card payment processor within China. Our collaboration with UnionPay therefore places us in a unique position, as UnionPay’s large portfolio of users could provide us with lending opportunities on a mass scale. As our business grows, we believe the existing clients will also continue to be a referral source of our business.

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

On February 4, 2011, we acquired Consumer Capital Group, Inc., a California corporation (“CCG California”), a consumer e-commerce business with operations in the People’s Republic of China (“PRC”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among [ys,] our wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.

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

Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of [the our] company, Mr. Bengfort. As a part of the Merger, CCG California paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of common stock directly held by him, constituting 92.6% of his pre-Merger holdings of our common stock.

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

On December 1, 2016, Arki Network, a variable interest entity of the Company, entered into certain share exchange agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd., a company established under the laws of the People’s Republic of China (“Yin Hang”). Pursuant to the agreement, the Company acquired 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock, par value $0.0001 per share, to Yin Hang’s shareholders, to be issued upon completion of audit of Yin Hang.

On August 31, 2017, Arki Network and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the share exchange agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang was no longer consolidated in the Company’s financial statements as of September 1, 2017.

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. The transaction failed to go through as at December 31, 2017.

On March 29, 2018, the parties mutually terminated the Agreement through a termination agreement dated March 29, 2018 between Arki Network and Shenzhou Rongtong. According to the termination agreement, the shareholders of Shenzhou Rongtong returned to the Company 4,175,417 shares of common stock of the Company, and the Company returned all of Shenzhou Rongtong’s issued and outstanding equity securities to the shareholders of Shenzhou Rongtong.

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

On November 26, 2010, CCG California formed America Arki, a PRC WFOE, as its wholly owned subsidiary.

On November 26, 2010, Arki E-Commerce, Arki Network, and Arki Network’s shareholders entered into contractual arrangements, and on December 2010, America Arki, Arki E-Commerce, and Arki Network shareholders entered into contractual arrangements, to operate Company’s consumer e-commerce website. Arki Network is owned by CCG’s two largest shareholders, Mr. Jianmin Gao and Mr. Fei Gao. These arrangements are more fully described below under “Corporate Structure.” Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in first quarter of 2015.

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

Current Business

Our current business is discussed in detail under the Section “Item 1. Business.”

Corporate Structure

As discussed above, we are a holding company incorporated under the laws of the State of Delaware on April 25, 2008. Through acquisitions and mergers, we are the parent company of i) Arki (Beijing) E-Commerce Technology Corp., which is a WFOE formed under the laws of the PRC on March 6, 2008 with a registered capital of US$300,000 and legal representative of Jianmin Gao, ii) America Pine (Beijing) Bio-Tech Inc., which is a WFOE formed under the law of the PRC on March 21, 2007 with a registered capital of approximately US$330,000 and legal representative of Jianmin Gao and iii) America Arki (Fuxin) Network Management Co. Ltd., which is a WFOE formed under the laws of the PRC on November 25, 2010 with a registered capital of US$200,000 and legal representative of Jianming Gao.

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

Arki Network holds the ICP license issued by the Beijing Communications Control Bureau No. 100852 on June 28, 2013 and expires on August 31, 2018, subject to renewal. We have registered two websites using this ICP license: www.ccmus.com and www.bangnitou.net. www.ccmus.com was created for our E-Commerce business and www.bangnitou.net, which also has a corresponding mobile application, has been created for our wealth management business. As discussed elsewhere in this prospectus, neither business has generated substantial revenue as of today, if any.

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

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle (“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for this offering given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network and Arki E-Commerce and between Arki Network and America Arki as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

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

Employees

As of May 17, 2018, we had we have 18 employees. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees
Senior management	4
Sales	3
Accounting	3
Human resources and administrative personnel	4
IT staff	3
Marketing	3
Total	18

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our corporate headquarter is located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. On December 21, 2014, we entered into a one-year lease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for our principal executive office. The Lease started on January 1, 2015 and expired on December 31, 2015. We have subsequently renewed the Lease year to year until the fiscal year end of 2018. Pursuant to the current terms of the Lease, we have agreed to pay a monthly rent of $1200.00.

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the lease of an office located at Gaopidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB Market under the symbol “CCGN”. The OTCQB Market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Fiscal Year 2018	High	Low
First Quarter	$6.74	$2.15

Fiscal Year 2017	High	Low
First Quarter	$25	$1.6
Second Quarter	$6.30	$3.51
Third Quarter	$7.00	$4.02
Fourth Quarter	$7.90	$5.00

Fiscal Year 2016	High	Low
First Quarter	$4.77	$1.72
Second Quarter	$4.48	$1.00
Third Quarter	$2.60	$0.70
Fourth Quarter	$4.99	$0.51

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

Holders of Our Common Stock

As of May 10, 2018, we had approximately 6,605 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On September 24, 2015, pursuant to certain Share Exchange Agreement between the Company and Zhong Hui, the Company acquired 51% of the capital stock of Zhong Hui by issuing an aggregate of 10,000,000 shares of Company’s common stock to shareholders of Zhong Hui, valued at $1.00 per share. The issuance of the common stock has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

In August 2017, the Company issue an aggregate of 824,583 shares of common stock to certain consultant group for services rendered in connection with its uplisting to the Nasdaq Capital Market. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

On November 17, 2017, the Company issued an aggregate of 4,175,417 shares of common stock to shareholders of Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”). The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The shares were subsequently returned to the Company pursuant to a termination agreement dated March 29, 2018 among the parties.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

We strive to become a one-stop shop that focuses on microfinancing service for micro, small-to-medium sized enterprises (“SMEs”). We are primarily engaged in the businesses of microfinancing. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and variable interest entity, Arki Network. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining microfinancing process will place our company in a unique position in the marketplace.

Microfinancing

Currently, we engage in microfinancing business through our subsidiary, Arki E-Commerce and VIE, Arki Network, to provide direct loans to SMEs and sole proprietors based in Liaoning Province. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediary to facilitate the loan transactions for a 5% service fee. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

Wealth Management

Arki Network through its 51%-owned subsidiary, America Arki (Tianjin) Capital Management Partnership (“Capital”), engages wealth management business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. Still at its development stage, Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%. The platform will allow retail investors to invest in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return.

Recent Development

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. The transaction failed to go through as at December 31, 2017.

On March 29, 2018, all shareholders of Shenzhou signed agreement to return all shares of CCGN to the Company. On April 13, 2018, the shareholders of Shenzhou returned all the shares to the Company.

Significant Accounting Policies

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

	As of December 31,
	2017	2016
Balance sheet items, except for the equity accounts	6.5060	6.9458
Items in the statements of income and comprehensive loss and statement of cash flow	6.7442	6.9475

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

The service fees are paid typically by borrowers as a one time payment for each loan. The service fees compensate for the costs that incurred in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrowers’ account portfolios. Arki E-Commerce record service fees paid by borrower as a component of operating revenue when received. Arki E-Commerce provides funding of the private loans for borrowers and Arki Network and UnionPay collectively act as intermediary to facilitate the loan transactions. UnionPay Liaoning provides the qualified borrowers (based on historical sales volume generated through credit card transactions using UnionPay’s system). Arki Network would receive a one-time service fee for each loan when the clients receive the loan.

Arki E-commerce only receives interest income and Arki Network receives service fee from the transactions. We further clarify for the Staff that we previously engaged in the peer to peer internet business model through Shanghai Zhonghui and is no longer engaging the business as a result of the business sale in 2016.

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

Discontinued Operations

See “Note 11 — DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2017 and 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, other receivables, other assets, accounts payable, accrued liabilities, other payables, related party payables, short term debt and derivative liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, US GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payables, and short term debt approximates their fair value due to their short-term maturities.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Results of Operations - Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the Years Ended December 31,
	2017	2016
REVENUE	$48,388	$213,873

COST OF REVENUE	-	-

GROSS PROFIT	48,388	213,873

Selling expenses	-	-
General and administrative expenses	(1,939,290)	(782,000)
LOSS FROM OPERATIONS	(1,890,902)	(568,127)

Other Income	1,155,815	8,152
Interest income	6,312	63,530

Interest expense	(1,816,814)	(171,978)

Loss from continuing operations before income taxes	(2,545,589)	(668,423)

Income tax expense	-	(78,199)

Loss from continuing operations	(2,545,589)	(746,622)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
NET LOSS ATTRIBUTABLE TO THE COMPANY – continuing operations	$(1,506,053)	$(637,305)

	For the Years Ended December 31,
	2017	2016
Discontinued operations
Income (loss) from discontinued operations before income taxes (including pretax gain on sales of Shanghai Zhonghui: $1,355,432 in 2016	$1,393,249	$(3,224,440)
Gain (loss) on disposal	(5,127,174)	2,949,151
Income tax expense	(348,311)	(292,666)

Loss from discontinued operations	(4,082,238)	(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY – discontinued operations	$(4,082,238)	$1,131,175

Net loss for the year	$(6,627,827)	$(1,314,577)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$(5,588,291)	$493,870

Weighted average number of common shares outstanding basic and diluted	31,941,890	31,402,379

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$0.05	$0.02
-Diluted	$0.05	$0.02

DISCONTINUED OPERATIONS
-Basic	$(0.13)	$0.04
-Diluted	$(0.13)	$0.04

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$0.17	$0.02
-Diluted	$0.17	$0.02

Revenue.

Revenue for the year ended	December 31, 2017	December 31, 2016
Arki E-commerce:
Interest Income	$48,388	$-
Arki Network:
Interest Income	-	213,873
Total	$48,388	$213,873

During the year ended December 31, 2017, we had revenue of $48,388, comparing to revenue of $213,873 for the year ended December 31, 2016, a decrease of $165,485. The significant revenue decrease was mainly caused by less volume of microfinancing business we did in 2017 than in 2016.

Revenue from Shanghai Zhonghui (discontinued business) for the years ended December 31, 2017 and 2016 were Nil and $1,303,968, respectively and were included in net loss from discontinued operations.

Revenue from Yin Hang (discontinued business) for the years ended December 31, 2017 and 2016 were $2,246,767 and $47,402, respectively and were included in the net loss from discontinued operations.

Cost of Revenue.

We did not have incur any cost of revenue for the years ended December 31, 2017 and 2016, respectively.

Cost of goods sold from Shanghai Zhonghui (discontinued business in 2016) for the years ended December 31, 2017 and 2016 were $0 and $369,269, respectively and were included in net loss from discontinued operations.

Cost of goods sold from Yin Hang (discontinued business in 2017) for the years ended December 31, 2017 and 2016 were $0 and $0, respectively and were included in net loss from discontinued operations.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $48,388 for the year ended December 31, 2017, comparing to gross profit of $213,873 for the year ended December 31, 2016.

Gross profit from Shanghai Zhonghui (our discontinued business) for the fiscal years ended December 31, 2017 and 2016 were of $0 and $934,699, respectively, and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Operating expenses for the years ended	December 31, 2017	December 31, 2016
Selling Expenses	-	-
General and Administrative	1,939,290	782,000
Total	1, 939,290	782,000

Selling expenses from Shanghai Zhonghui (discontinued business) for the fiscal year ended December 31, 2017 and 2016 were $0 and $1,147,350, respectively and were included in net loss from discontinued operations.

Selling expenses from Yin Hang (discontinued business) for the fiscal year ended December 31, 2017 and 2016 were $348,454 and $42,795, respectively and were included in net loss from discontinued operations.

General and administrative expenses consist of salaries, professional fees, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $1,939,290 for the year ended December 31, 2017, compared to $782,000 for the year ended December 31, 2016, an increase of $1,157,290. The increase is mainly attributed to the increase in public company expenses, including filing of S-1 and Nasdaq application expenses, legal and accounting expense, and other professional fees.

General and administrative expenses from Shanghai Zhonghui (discontinued business) for the year ended December 31, 2017 and 2016 were $0 and $2,308,629, respectively and were included in net loss from discontinued operations.

General and administrative expenses from Yin Hang (discontinued business) for the years ended December 31, 2017 and 2016 were $496,966 and $64,926, respectively and were included in net loss from discontinued operations.

Loss from operations.

Loan Receivable	December 31, 2017	December 31, 2016
Individuals	$-	251,583
Small Business	$-	431,913
Total	$-	683,496

As a result of the factors described above, operating loss was $1,890,902 for the year ended December 31, 2017, comparing to operating loss of $568,127 for the fiscal year ended December 31, 2016. The increase of $1,322,775 was mainly due to we reduced both the microfinancing business and financial innovation in 2017 than in 2016.

The loan from individuals primarily represent the principal of lending funds received by America Arki (Tianjin) Capital Management Partnership from the limited partners. Arki Capital’s core business is wealth management and has establishes a limited liability partnership with investors. The provision of contracts specified the period of investment, fixed interest return and crudely plans of use funds. The fixed interest return rate was based on the amount of investment, which ranged from 8% to 100% per annum with a term of 6 months, one year or two years. The amount of loan from individuals are $4,099,312 and $2,332,330 respectively as of December 31, 2017 and 2016. Total interest accrued was $3,459,950 and $163,951 respectively in 2017 and 2016. Among the total $4,099,312 as of December 31, 2017, $1,192,751 has a term of 1 year and $2,906,562 has a term of 2 years. Among the total $2,332,330 as of December 31, 2016, $480,863 is due within the next 3 months, $1,271,264 is due within 3-6 months, $580,203 is due 6-12 months and none is due more than 12 months.

Other income and expenses.

We generated other income of $1,155,815 for the year ended December 31, 2017, comparing to $8,152 for the year ended December 31, 2016. Other income in 2017 was mainly caused by the relief of debt from Yin Hang. We incurred $0 and $171,978 respectively in other expense for the year ended December 31, 2017 and 2016, Other expense in 2016 is primarily due to the increase of assets management service by the Company. Interest income was $6,312 and $63,530 respectively for the year ended December 31, 2017 and 2016.

A bargain purchase gain from Yin Hang (discontinued business) of $0 and $1,593,719 respectively for the year ended December 31, 2017 and 2016 is primarily due to acquisition of Yin Hang in 2016.

Total other expenses from Shanghai Zhonghui (discontinued business) for the fiscal years ended December 31, 2017 and 2016 were $0 and $1,012, respectively and were included in net loss from discontinued operations.

Income tax.

We had tax expense of $0 and $78,199 respectively for the year ended December 31, 2017 and 2016. The decrease of income tax expense is primarily due to the operating loss in 2017 compared to the income brought by launching of microfinancing business in 2016.

Net loss from continuing operations.

As a result of the factors described above, our net loss of $2,545,589 and $746,622 respectively from continuing operations for the year ended December 31,2017 and 2016, an increase in loss of $1,798,967.

Net (loss) income from discontinued operations.

Net loss from Shanghai Zhonghui (discontinued business) for the years ended December 31, 2017 and 2016 was $0 and $2,100,193, respectively and were included in net loss from discontinued operations.

Net (loss) income from Yin Hang (discontinued business) for the years ended December 31, 2017 and 2016 was gain of $(4,082,238) and $1,532,238, respectively and were included in net loss from discontinued operations.

Net loss.

As a result of the factors above, our net loss for the year ended December 31, 2017 was $6,627,827, comparing to net loss of $1,314,577 for the fiscal year ended December 31, 2016, an increase of net loss of $5,313,250.

Net (loss) income attributable to the company.

Net loss attributable to our company was $5,588,291, or losses of $0.17 per share (basic and diluted), for the year ended December 31, 2017, comparing to a net income of $493,870, or earnings of $0.02 per share (basic and diluted), for the fiscal year ended December 31, 2016.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2017 was $64,466, comparing to translation gain of 143,943 for the fiscal year ended December 31, 2016. The gain and loss is primarily due to the fluctuation of the exchange rate.

Liquidity and Capital Resources

All of our business operations are carried out by our PRC subsidiaries or variable interest entities, and all of the cash generated by our operations has been held by those entity. In order to transfer such cash to our parent entity, Consumer Capital Group, Inc., which is a Delaware corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, our PRC subsidiaries or variable interest entities would have to transfer funds to our parent entity.

As shown in our financial statements, we have negative cash flows from operations. Over the past years, we have been funded through advances from related parties, including our CEO Jianmin Gao and COO Fei Gao. These advances are non-interest bearing and have no specified maturity date. Because these individuals are also shareholders of the company, they are willing to provide continuing funding on an as-needed basis. However, as of the date of hereof, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. In the event that we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations, we may need to raise additional capital to fund our operating expenses, pay our obligations and grow our company. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. In addition, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. We may incur additional interest expense on new external debt due to paying market rates of interest if we decided to fund the operation through external debt. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.

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

During 2017 the Company issued a total of 30,000 shares to various shareholders for the amount of $3. During, 2016, the Company issued a total of 1,013,109 shares to various shareholders for the amount of USD $1,169,503. A portion of the capital raised was used for working capital purpose and the remaining portion of the capital was used to fund our microfinancing operation.

As of December 31, 2017, cash and cash equivalents were $725,774, compared to $724,492 at December 31, 2016.

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31,
	2016	2016
Net cash flows used in operating activities – continuing operations	$(2,443,829)	$(1,285,448)
Net cash flows used in operating activities – discontinued operations	(215,393)	(4,248,856)
Cash flow used in operating activities	(2,659,222)	(5,534,304)
Net cash flows provided by (used in) investing activities – continuing operations	$934,651	$(1,449,320)
Net cash flows provided by (used in) investing activities-discontinued operations	-	(4,741,261)
Cash flows provided by (used in) investing activities	934,651	(6,190,581)
Net cash flows provided by financing activities – continuing operations	$1,640,331	$2,526,741
Net cash flows provided by financing activities – discontinued operations	-	7,383,417
Cash flows provided by financing activities	1,640,331	9,910,158

Net cash flow used in operating activities was $2,659,222 for the year ended December 31, 2017, comparing to $5,534,304 used in operating activities for the year ended December 31, 2016, a decrease in usage of $2,875,082. The decrease in net cash flow used in operating activities was mainly due to the increased expenses relating to the shift of our core business.

Net cash flow provided by (used in) investing activities was $934,651 for the year ended December 31, 2017, comparing to $(6,190,581) used in investing activities for the year ended December 31, 2016, a net increase of $7,125,232. The increase is mainly due to the repayment of loans from customers and the redemption of short-term investments in 2017. Another main reason is the Company spun off Shanghai Zhonghui in December 2016 and Yin Hang in August 2017.

Net cash flow provided by financing activities was $1,640,331 for the year ended December 31, 2017, comparing to $9,910,158 for the fiscal year ended December 31, 2016, a decrease of $8,269,827. $7,383,417 of the total amount is caused by the discontinued operations. Other part is due to the repayment of loan from individuals in 2017.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of December 31, 2017 and 2016, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of December 31, 2017 and 2016, no bank balances with the banks in U.S. exceeded the insured amount. As of December 31, 2017 and 2016, our bank balances with the Banks in the PRC amounted to $725,774 and $724,492, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

Arki E-Commerce generally provide loans in the amount of RMB 300,000. However, under limited circumstances with the qualified borrowers, Arki E-Commerce, based on its business needs at the time, provided three companies with loan amount of RMB 1,000,000 each in December 2016. These three loans were paid off during the first quarter of 2017. The three loans that initiated in December, total of which is RMB 3,000,000 counted 63% of the total RMB4,747,455. Detail of the loans is set forth below:

Name of (SME) Customers	Amount (RMB)	Start Date	Due Date	Yearly Interest Rate
Tianjin Lanzhu Commercial and Trade Ltd.	1,000,000	December 23, 2016	March 23, 2017	30%
Beijing Daogao Commercial and Trade Ltd.	1,000,000	December 23, 2016	March 23, 2017	30%
Tianjin Maodou Commercial and Trade Ltd.	1,000,000	December 29, 2016	March 29, 2017	30%
Total	3,000,000

We had no bad debt from the loans since we started the micro-financing business in 2016. We increase individual loan amount on a case by case basis.

No single borrower has loan balance over 10% of the total loan outstanding as of December 31, 2017.

Lease commitments

Our corporate headquarter is located at 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354. On December 21, 2014, we entered into a one-year lease agreement (the “Lease”) with Days Service Group, LLC, a New York limited liability company (“Days Service”) for our principal executive office. The Lease started on January 1, 2015 and expired on December 31, 2015. We subsequently renewed the Lease for the fiscal year ended December 31, 2016 and then again for the fiscal years ended December 31, 2017 and 2018. Pursuant to the current terms of the Lease, we have agreed to pay a monthly basic rent of $1200.00 plus CAM fees.

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

Other Receivables

Amount of $31,136 in total other receivables consists of:

a)	$11,557 belongs to Arki Network. It represents amount paid by Arki Network for other parties. Arki Network received all amount subsequently after the end of the year.

b)	$332 belongs to Arki Capital.

c)	$16,795 belongs to American Pine, which is the amount paid for others and will get paid back after the year end.

d)	$2,400 belongs to Consumer Capital Group Inc. in U.S. which represent refundable rent deposit.

e)	$52 belongs to Arki E-commerce.

Prepaid  Expenses

Amount of $58,225 in total prepaid expense consists of $ $57,025 prepaid expense in Arki Network and $1,200 prepaid rent in Consumer Capital Group Inc.

Short-term investment

Short-term investment of $461,115 as of December 31, 2017 is an available-for-sale investment of RMB3,000,000 for Arki E-Commerce, comparing to $719,855, an available-for-sale investment of RMB 5,000,000 as of December 31, 2016, a decrease of $258,740 or RMB 2,000,000.

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

Subsequent Events

On November 17, 2017, the Company signed an Equity Transfer Agreement with Shenzhou Rongtong Investment Management Co, Ltd. (thereafter “Shenzhou Rongtong”) a local company in Beijing China, which was established on June 4, 2014. Based on the agreement, all shareholders in Shenzhou Rongtong will transfer 100% of the equities in Shenzhou Rongtong to Arki Network within 45 days of signing the agreement, in exchange for the Company’s equities of 4,175,417 shares that will be transferred to all shareholders within 15 working days after the changing of equity by Shenzhou Rongtong’s shareholders. The transaction failed to go through as at December 31, 2017 and therefore on March 29, 2018, all shareholders of Shenzhou signed agreement to return all shares of CCGN to the Company. On April 13, 2018, all shareholders of Shenzhou returned all the shares to the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consumer Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.
Centurion ZD CPA Ltd.
Hong Kong
May 17, 2018
We have served as the Company’s auditor since 2016

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	December 31,	December 31,
ASSETS	2017	2016

Current assets:
Cash and cash equivalents	$725,774	$724,492
Prepaid expenses (Note 4)	58,225	1,200
Other receivables (Note 6)	31,136	555,560
Loans receivable, net (Note 5)	-	683,496
Interest receivable	-	19,350
Short-term investment (Note 8)	461,115	719,855
Due from related parties (Note 14)	-	213,377
Current assets from discontinued operations (Note 11)	-	3,081,886

Total current assets	1,276,250	5,999,216

Non-current assets:
Property and equipment, net (Note 7)	83,184	47,166
Deferred tax asset (Note 13)	-	57,498
Non-current assets from discontinued operations (Note 11)	-	1,508,985

Total non-current assets	83,184	1,613,649

Total Assets	$1,359,434	$7,612,865

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	December 31	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

Current liabilities:
Loans payable – current portion (Note 9)	$1,192,750	$2,332,330
Accrued interest payable	531,812	129,574
Accrued liabilities	-	17,570
Taxes payables	442	-
Other payables	260	-
Payable to shareholder (Note 10)	117,767	102,035
Due to related parties (Note 14)	90,727	1,108,137
Deferred tax liabilities (Note 13)	83,507	135,717
Current liabilities from discontinued operations (Note 11)	-	508,633

Total current liabilities	2,017,265	4,333,996

Non-current liabilities:
Loans payable – non-current portion (Note 9)	2,906,562	-

Total non-current liabilities	2,906,562	-

Total liabilities	4,923,827	4,333,996

Stockholders’ (deficit) equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,208,849 and 32,178,849 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,221	3,218
Additional paid-in capital	8,021,677	7,990,637
Accumulated deficit	(10,264,149)	(4,675,858)
Accumulated other comprehensive income	(64,466)	143,943

Stockholders’ equity before noncontrolling interests	(2,303,717)	3,461,940

Non-controlling interests	(1,260,676)	(183,071)

Total stockholders’ (deficit) equity	(3,564,393)	3,278,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,359,434	$7,612,865

See accompanying notes to the consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years ended December 31,
	2017	2016
Revenue	$48,388	$213,873

Operating expenses:
General and administrative	(1,939,290)	(782,000)
Total operating expenses	(1,939,290)	(782,000)

Loss from operations	(1,890,902)	(568,127)
Other income (expenses):
Interest income	6,312	63,530
Interest expenses	(1,816,814)	(171,978)
Other income	1,155,815	8,152
Total other expenses	(654,687)	(100,296)
Loss before provision for income taxes	(2,545,589)	(668,423)
Provision for income taxes	-	(78,199)
Net loss from continuing operations	(2,545,589)	(746,622)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
Net loss attributable to the Company’s shareholders - continuing operations	$(1,506,053)	$(637,305)

Discontinued operations
Loss from discontinued operations before income taxes (including pretax loss on disposal of Yin Hang $(5,127,174) in 2017 and gain on Bargain purchase gain of Yin Hang $1,593,719 and gain on disposal of Shanghai Zhonghui $1,355,432 in 2016) (Note 11)	$(3,733,925)	$(275,289)
Provision for income taxes	(348,313)	(292,666)
Net loss from discontinued operations, net of income taxes	(4,082,238)	(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
Net (loss) income attributable to the Company’s shareholders – discontinued operation	$(4,082,238)	$1,131,175

Net loss for the year	$(6,627,827)	$(1,314,577)
Net (loss) income attributable to the Company’s shareholders	$(5,588,291)	$493,870

Comprehensive loss:
Net loss for the year	$(6,627,827)	$(1,314,577)
Foreign currency translation adjustment	(246,478)	355,888
Comprehensive loss for the year	$(6,874,305)	$(958,689)

Net (loss) income attributable to the Company’s shareholders	$(5,588,291)	$493,870
Foreign currency translation adjustment	(246,478)	355,888
Less: comprehensive loss attributable to non-controlling interest	(38,069)	(167,509)
Comprehensive (loss) income attributable to the Company’s shareholders	$(5,796,700)	$(682,249)

Weighted average number of common shares outstanding basic and diluted	31,941,890	31,402,379

(Loss) earnings per share – Basic and Diluted

CONTINUING OPERATIONS
-Basic	$(0.05)	$(0.02)
-Diluted	$(0.05)	$(0.02)

DISCONTINUED OPERATIONS
-Basic	$(0.13)	$0.04
-Diluted	$(0.13)	$0.04

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.17)	$0.02
-Diluted	$(0.17)	$0.02

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2017

(IN U.S. $)

					Accumulated
			Additional	Accumulated	other		Non-
	Common stock		paid-in	(deficit) /	comprehensive	Stockholders’	controlling
	Shares	Amount	capital	earnings	income	equity / (deficit)	interest	Total
Balance at December 31, 2015	31,165,740	3,117	4,271,735	(5,169,728)	(44,436)	(939,312)	332,884	(606,428)
New Issues	1,013,109	101	1,169,402	-	-	1,169,503	-	1,169,503
Net Loss	-	-	-	493,870	-	493,870	(1,808,447)	(1,314,577)
Foreign currency Translation adjustment	-	-	-	-	188,379	188,379	167,509	355,888
Acquisition of Yin Hang	-	-	2,549,500	-	-	2,549,500	-	2,549,500
Sales of Shanghai Zhonghui	-	-	-	-	-	-	1,124,983	1,124,983
Balance at December 31, 2016	32,178,849	$3,218	7,990,637	$(4,675,858)	$143,943	$3,461,940	$(183,071)	$3,278,869
New Issues	30,000	3	31,040	-	-	31,043	-	31,043
Net Loss	-	-	-	(5,588,291)	-	(5,588,291)	(1,039,536)	(6,627,827)
Foreign currency Translation adjustment	-	-	-	-	(208,409)	(208,409)	(38,069)	(246,478)
Balance at December 31, 2017	32,208,849	$3,221	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,627,827)	$(1,314,577)
Less: Net loss from discontinued operations	(4,082,238)	(567,955)
Net loss from continuing operations	(2,545,589)	(746,622)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	17,828	5,472
Deferred income taxes	-	78,199

Changes in operating assets and liabilities:
Increase in due from related parties	(825,858)	(223,179)
Decrease in advance to suppliers	-	35,799
Increase in prepaid expenses	(57,025)	-
Decrease (Increase) in other receivables	570,144	(432,568))
Decrease (Increase) in interest receivables	20,658	(19,345)
Decrease in accrued liabilities	-	(127,581)
Increase in interest payables	531,812	-
Decrease in taxes payable	(57)	-
(Decrease) Increase in other payables	(155,742)	144,377
Net cash used in operating activities from continuing operations	(2,443,829)	(1,285,448)
Net cash used in operating activities from discontinued operation	(215,393)	(4,248,856)
Cash flows used in operating activities	(2,659,222)	(5,534,304)

Cash flows from investing activities:
Originated loans disbursement	-	(683,325)
Settlement of loans receivable	729,708	-
Purchase of short-term investment	-	(719,675)
Redemption of short-term investment	258,740	-
Equipment purchased	(53,797)	(46,320)
Net cash provided by (used in) investing activities from continuing operation	934,651	(1,449,320)
Net cash provided by (used in) investing activities from discontinued operation	-	(4,741,261)

Cash flow used in investing activities	934,651	(6,190,581)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years Ended December 31,
	2017	2016

Cash flows from financing activities:
Proceeds from issuance of shares	31,040	1,169,503
Proceeds from loans from individuals	4,316,036	1,409,123
Repayment of loan from individuals	(2,706,745)	-
Repayment of related party debt	-	(51,885)
Net cash provided by financing activities from continuing operations	1,640,331	2,526,741
Net cash provided by financing activities from discontinued operations	-	7,383,417

Cash flows provide by financing activities	1,640,331	9,910,158
Effect of exchange rate changes on cash,	68,693	(183,097)
Net change in cash and cash equivalents	(15,547)	(1,997,824)
Cash and cash equivalents, beginning balance	$741,321	$2,739,145
Cash and cash equivalents, ending balance	725,774	741,321
Less: Cash and equivalents, ending balance from discontinued operations	-	16,829
Cash and equivalents, ending balance from continuing operations	725,774	724,492

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$426,933
Cash paid for income taxes	$1,482,414	$255,606

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

1.	ORGANIZATION (continued)

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2017 are as follows:

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

1.	ORGANIZATION (continued)

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

The audited consolidated financial statements of the Company as of December 31, 2017, and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the years ended December 31, 2017 are not necessarily indicative of the results to be expected for future years ending December 31, 2018.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following financial statement amounts and balances of Arki Network Service have been included in the accompanying consolidated financial statements:

	As of December 31,
	2017	2016
Cash and cash equivalent	$686,368	$664,321
Loan receivable	-	683,496
Interest receivable	-	19,350
Prepaid expenses	57,025	-
Due from intercompany	1,386,108	1,391,205
Due from related party	96,968	157,098
Other receivables	11,890	354,876
Current assets from discontinued operations	-	3,081,886
Total current assets	2,238,359	6,352,232
Property and equipment, net	50,453	5,582
Long-term investment	317,888	-
Non-current assets from discontinued operations	-	1,508,985
Total non-current assets	368,341	1,514,567
Total assets	$2,606,700	$7,866,799

Loan payables	4,099,312	2,332,330
Interest payable	531,812	-
Accrued liabilities	203	8,812
Due to intercompany	1,729,803	2,318,844
Due to related party	250,810	229,890
Deferred tax liability	120,243	112,628
Current liabilities from discontinued operations	-	508,633
Total liabilities	$6,732,183	$5,511,137

	For the Years Ended December 31,
	2017	2016

Net revenue	$-	$213,873

Net loss from continuing operation	$(2,468,442)	$(471,281)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
Net loss attributable to the company – continuing operations	$(1,428,906)	$(361,964)

Net loss from discontinued operations	$(4,082,238)	$(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
Net (loss) income attributable to the company – discontinued operations	$(4,082,238)	$1,131,175

Net loss for the year	$(6,550,680)	$(1,039,236)
Net (loss) income attributable to company’s shareholders	$(5,511,144)	$769,211

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Years Ended December 31,
	2017	2016

Cash flow used in operating activities	$(782,555)	$(4,475,714)
-Net cash used in operating activities from continuing operations	(567,162)	(226,858)
-Net cash used in operating activities from discontinued operations	(215,393)	(4,248,856)

Cash flow provided by (used in) investing activities	$675,911	$(5,426,643)
-Net cash provided by (used in) investing activities from continuing operations	675,911	(685,382)
-Net cash used in investing activities from discontinued operations	-	(4,741,261)

Net cash provided by financing activities	$276,669	$8,510,481
-Net cash provided by financing activities from continuing operations	276,669	1,352,564
-Net cash provided by financing activities from discontinued operations	-	7,157,917

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	December 31, 2017	December 31, 2016

Balance sheet items, except for stockholders’ equity, as of years ended	0.1537	0.1440

	Years Ended
	December 31, 2017	December 31, 2016
	(Audited)	(Audited)

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the years presented	0.1483	0.1439

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $(246,478) and $355,888 for the years ended December 31, 2017 and 2016, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” is utilized by the Company to present the operations of Shanghai Zhonghui and Yin Hang which have been disposed of. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the sales of Shanghai Zhonghui and Yin Hang as discontinued operations pursuant to this standard. Refer to Note 11 for additional details. The Company accounted for the disposal of Shanghai Yin Hang during 2017 as a discontinued operation pursuant to this standard. Refer to Note 11 for additional details.

Non-controlling interest

Noncontrolling interests held 49% shares of one of subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 10% - 100% per annum with a term lasting from 6 months to two years.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. When these events occur, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of December 31, 2017 and 2016, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Short-term investments

The Company's short-term investments are classified as available-for-sale investments. The available-for-sale investments are reported at fair values with the unrealized gains or losses recorded as accumulated other comprehensive income in equity. The changes in fair values of those derivative instruments are recognized as gain or loss in the consolidated statements of operations.

The Company reviews its available-for-sale short-term investments for other-than-temporary impairment ("OTTI") based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating the potential impairment of its short-term investments. The Company did not recognize any other-than-temporary impairment charges on its available-for-sale investments during the years ended December 31, 2017 and 2016.

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

The tables below present information at the end of 2017 and 2016, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2017:
Level 1
Available-for-sale:
Short-term investments	$461,115

2016:
Level 1
Available-for-sale:
Short-term investments	$719,855

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $6,627,827 for the year ended December 31, 2017 and an accumulated deficit of $10,264,149 as of December 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

4.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of December 31, 2017 and 2016.

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 8% to 30% for the years ended December 31, 2017.

As of December 31, 2017 and 2016, the total loan receivables balance was $0 and $683,496.

Loan receivables consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Loans receivable	$-	$683,496
Allowance for loan losses	-	-

Loans receivable, net	$-	$683,496

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 to 6 months.

The following table represents the aging of loan receivables as of December 31, 2016:

	1-29 days past due	30-59 days past due	60-89 days past due	Total past due	Current	Total Loans
Loans receivables	$3,498	$84,462	$163,623	$251,583	$431,913	$683,496

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the years ended December 31, 2017 and 2016, the Company believes that all loans can be collected and allowance for loan losses were nil and nil.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired at December 31, 2017 and 2016.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Advances to unrelated third-parties	$28,736	$517,158
Other deposits	2,400	38,402

Total	$31,136	$555,560

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Leasehold improvement	$53,797	$-
Office equipment	25,748	25,609
Furniture & fixtures	6,994	6,551
Motor vehicles	20,710	20,710
	107,249	52,870
Less: accumulated depreciation	(24,065)	(5,704)
Total property & equipment, net	$83,184	$47,166

For the years ended December 31, 2017 and 2016, depreciation expense from the continuing operations was $17,828 and $5,472, respectively.

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale investment in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of December 31,
	2017	2016
Short-term investment
Available-for-sale investment	$719,855	$719,855
Less: Redemption	(258,740)	-
Total short-term investments	$461,115	$719,855

Interest income earned from the short-term investments for the years ended December 31, 2017 and 2016 was $4,509 and $2,024, respectively. Nil and nil unrealized gain were recognized for the years ended December 31, 2017 and 2016, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 10% to 100%.

Loans payable consisted of the following as of December 31, 2017 and 2016:

	Remaining	December 31,	December 31,
Interest rate	maturity	2017	2016
10%	Within 1 year	$-	$11,518
12%	Within 1 year	-	549,969
13%	Within 1 year	15,370	253,389
14%	Within 1 year	158,316	981,882
18%	Within 1 year	-	259,148
40%	Within 1 year	1,019,064	-
50%	Between 1 to 2 years	2,906,562	-
100%	Within 1 year	-	276,424
		$4,099,312	$2,332,330

	Current portion	$1,192,750	$2,332,330
	Non-current portion	$2,906,562	$-

As of December 31, 2017 and 2016, the Company has loans payable amount of $4,099,312 and $2,332,330, and for the years ended December 31, 2017 and 2016, the Company recorded  $1,801,986 and $171,978 on the interest, respectively.

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $117,767 and $ 102,035 to the Company as of December 31, 2017 and December 31, 2016, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

11.	DISCONTINUED OPERATIONS

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

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the year ended December 31, 2016. A gain of $1,355,432 was recognized on the disposal, which is determined based on the excess of liabilities over assets in the same amount.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of December 31 2017, the results of operations of Shanghai Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the year ended December 31, 2017. A loss of $5,127,174 was recognized on the disposal, which is determined based on the excess of assets over liabilities in the same amount.

The significant items included discontinued operations are as follow:

	For the years ended December 31,
	2017	2016

Revenue	$2,246,767	$1,351,370
Cost of revenue	(8,066)	(369,269)
Operating expenses	(845,420)	(3,563,701)
Interest expense	(32)	(2,174)
Provision for loan losses	-	(640,666)
Gain on disposal of Shanghai Zhonghui	-	1,355,432
Gain on Bargain purchase of Yin Hang	-	1,593,719
Loss on disposal of Yin Hang	(5,127,174)	-

Loss from discontinued operations before income taxes	(3,733,925)	(275,289)
Provision for income taxes	(348,313)	(292,666)

Loss from discontinued operations	$(4,082,238)	$(567,955)

Assets and liabilities of discontinued operations are comprised of the following:

December 31,
2016
Cash and cash equivalent	$16,829
Due from related party	205,591
Prepaid expenses	83,898
Loan receivable, net	-
Other receivables	2,775,568
Current assets of discontinued operations	3,081,886
Property and equipment, net	54,659
Intangible assets	1,454,326
Non-current assets of discontinued operations	1,508,985
Total assets of discontinued operations	$4,590,871

Accrued liabilities	-
Tax payable	351,714
Other payables	156,919
Total liabilities of discontinued operations	$508,633

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du
F-22

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

b)	The Company had the following related party balances at of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Due from related party:
Zhongxin Credit	$-	$205,591

During the year ended December 31, 2016, Zhongxin Credit borrowed $418,041 from Yin Hang, and repaid $212,450. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance by scheduled payment within six months. As of December 31, 2017, the outstanding receivable balance was fully repaid.

12.	NONCONTROLLING INTEREST

As of December 31, 2017 and 2016, noncontrolling interest of Arki Tianjin of $(1,260,676) and $(183,071), respectively, was recognized in the Company’s consolidated balance sheets, representing Arki Tianjin’s cumulative results of operations attributable to shareholders other than CCG Group.

For the years ended December 31, 2017 and 2016, respectively, a $1,039,536 and a $109,317 net loss, respectively, attributable to the noncontrolling interest of Arki Tianjin was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Tianjin’s net income attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 15% - 39%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2017 and 2016 respectively.

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the years ended December 31,
	2017	2016

Tax expense at statutory rate US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25)%	(25)%

Effective income tax rates	-	-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

13.	INCOME TAXES (continued)

Income (Loss) before income taxes from continuing operations consists of:

	For the years ended December 31,
	2017	2016

Non-PRC	$462,097	$(58,571)
PRC	(3,007,686)	(609,852)

Total	$(2,545,589)	$(668,423)

The components of the income tax provision from continuing operations are as follows:

	For the years ended December 31,
	2017	2016

Current taxes	$-	$78,199
Deferred taxes	-	-

Income tax expense	$-	$78,199

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Accrued interest payable	$-	$23,089
Accruals	-	34,409

Total	$-	$57,498

	December 31 2017	December 31, 2016

Deferred tax liabilities:
Accrued interest receivable	$36,232	$57,026
Accrued interest payable	47,275	78,691

Total	$83,507	$135,717

As of December 31, 2017 and December 31, 2016, the Company has a deferred tax asset of $0 and $57,498, and a deferred tax liability of $83,507 and $135,717 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of December 31, 2017, the Company does not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of December 31, 2017 and December 31, 2016, the valuation allowance was $57,498 and $15,374, respectively. $42,124 and nil of increase in the valuation allowance for each of the years ended December 31, 2017 and 2016, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

13.	INCOME TAXES (continued)

The components of deferred taxes are as follows from continuing operations at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Deferred tax asset from net operating loss carry-forwards	$57,498	$72,872
Valuation allowance	(57,498)	(15,374)

Deferred tax assets, net	$-	$57,498

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company

Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

b)	The Company had the following related party balances at December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016

Due from related parties:
Mr. Dong Yao	$-	$49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,453

	$-	$213,377

	December 31, 2017	December 31, 2016

Due to related parties:
Mr. Jianmin Gao	$83,747	$625,242
Mr. Fei Gao	6,980	482,895

	$90,727	$1,108,137

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

As of December 31, 2017 and December 31, 2016, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of December 31, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Year Ended December 31,

2018	$52,593
2019	52,593
2020	52,593
2021	52,593
2022	52,593

Total	$262,965

The rent expense for the years ended December 31, 2017 and 2016 was $41,358 and $113,340 respectively.

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

As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2017 and 2016, we had no uninsured balances with the banks in U.S. As of December 31, 2017 and 2016, our bank balances in the PRC were $706,771 and $723,956, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

17.	SUBSEQUENT EVENT

On November 17, 2017, the Company signed an Equity Transfer Agreement with Shenzhou Rongtong Investment Management Co, Ltd. (thereafter “Shenzhou Rongtong”) a local company in Beijing China, which was established on June 4, 2014. Based on the agreement, all shareholders in Shenzhou Rongtong will transfer 100% of the equities in Shenzhou Rongtong to Arki Network within 45 days of signing the agreement, in exchange for the Company’s equities of 4,175,417 shares that will be transferred to all shareholders within 15 working days after the changing of equity by Shenzhou Rongtong’s shareholders. The transaction failed to go through as at December 31, 2017 and therefore on March 29, 2018, all shareholders of Shenzhou signed agreement to return all shares of CCGN to the Company. On April 13, 2018, all shareholders of Shenzhou returned all the shares to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of MaloneBailey and Engagement of Centurion ZD CPA Ltd., formerly Dominic KF Chan & Co.

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

Dismissal of Centurion ZD CPA Ltd. and Engagement of Wei, Wei & Co., LLP.

O June 12, 2017, the Board of Directors formally approved the engagement of Wei, Wei & Co., LLP. (“Wei, Wei & Co.”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. On June 15, the Company informed Centurion ZD CPA Ltd. (“Centurion ZD”) (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) that it has been dismissed as the Company’s independent registered public accounting firm based on the Board of Directors’ decision. On June 12, the Company signed an engagement letter with Wei, Wei & Co.

The reports of Centurion ZD on the Company’s financial statements as of and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal years ending ended December 31, 2016, December 31, 2015 and December 31, 2014 and the subsequent period through June 13, 2017, the date of dismissal, there have been no (i) disagreements with Centurion ZD, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Centurion ZD, satisfaction, would have caused Centurion ZD, to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

As set forth about, concurrent with the decision to dismiss Centurion ZD as the Company’s independent registered public accounting firm, the Board of Directors approved the engagement of Wei, Wei & Co. as the Company’s new independent registered public accounting firm.

During the Company’s recent fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014, and during the subsequent interim period through the date of the engagement, neither the Company nor anyone on behalf of the Company consulted Wei, Wei & Co. regarding either (a) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of Wei, Wei & Co. was provided with respect to any accounting, auditing, or financial reporting issue, or (b) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event” described in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Wei, Wei & Co., LLP. and engagement of Centurion ZD CPA Ltd.

On March 15, 2018, the Board of Directors formally approved the engagement of Centurion ZD CPA Ltd. (“Centurion ZD”) (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. Centurion ZD was the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014. On June 12, 2017, the Company engaged Wei, Wei & Co., LLP. (“Wei, Wei & Co.”) as the independent registered public accounting firm for the fiscal year ended December 31, 2017, and dismissed Centurion ZD on June 15, 2017. On March 12, 2018, the Company informed Wei, Wei & Co. that it has been dismissed as the Company’s independent registered public accounting firm based on the Board of Directors’ decision. On March 9, 2018, the Company signed an engagement letter with Centurion ZD.

Wei, Wei & Co. has not completed any audits or issued any reports on the consolidated financial statements of the company for any period.

During the period from June 12, 2017, the date of appointment, through March 12, 2018, the date of dismissal, there have been no (i) disagreements with Wei, Wei & Co., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wei, Wei & Co., satisfaction, would have caused Wei, Wei & Co., to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

As set forth about, concurrent with the decision to dismiss Wei, Wei & Co. as the Company’s independent registered public accounting firm, the Board of Directors approved the engagement of Centurion ZD as the Company’s new independent registered public accounting firm.

During the period from June 12, 2017 through March 9, 2018, neither the Company nor anyone on behalf of the Company consulted Centurion ZD regarding either (a) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of Centurion ZD was provided with respect to any accounting, auditing, or financial reporting issue, or (b) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event” described in Item 304(a)(1)(v) of Regulation S-K.

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

Based on the evaluation as of December 31, 2017, for the reasons set forth below, our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2017, the Company determined that the following item constituted a material weakness:

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

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2017, we believe that our internal control over financial reporting was also ineffective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period ended September 30, 2017 through December 31, 2017.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position	Since
Jianmin (“Jack”) Gao	64	Chairman of the Board and Chief Executive Officer	2011
Fei Gao	38	Chief Operating Officer and Director	2011
Crystal L. Chen	48	Chief Financial Officer	2017
Dong Yao	40	Chief Technology Officer	2011

A brief description of the background and business experience of our directors and executive officers for the past five years is as follows:

Jianmin (“Jack”) Gao, 64, Chairman of the Board and Chief Executive Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002. We believe that Mr. Gao is qualified to serve on our Board of Directors because of his experience in co-founding the Company’s China-based e-commerce platform and his broad base of knowledge and experience in the commercial and investment banking industries.

Crystal L. Chen, 48, has been the Managing Director of United Int’l Solutions Group since 2016. From 2012 to 2016, Ms. Chen was the Partner at Liang & Company Accountancy Corp, where she focused on financial consulting and due diligence, tax consultation for international M&A cases, international assets allocation for large companies and individuals. She was also in charge of M&A projects, investment projects, and bringing overseas investors to invest in the United States. From 2010 to 2011, Ms. Chen was the CFO at H&H Store, Inc., where she helped filing a Registration Statement on Form S-1 with the SEC. From 2009 to 2010, Ms. Chen was the CFO and Vice President in Finance at QKL Stores, Inc. (NASDAQ: QKLS). While there, Ms. Chen was in charge of financing, forecasting, budgeting, accounting, internal control and investor relationship for the company. She successfully helped the company with a $55 million financing in 2009 and 2010. Prior to that, Ms. Chen was an Accountant at PricewaterhouseCoopers LLP from 2006 to 2007 and the Senior Accounting Manager at Simon & Edward LLP from 2000 to 2005. Ms. Chen received a Master of Business Administration from California State University, Los Angeles, finished the Master of Business and Taxation Program in University of Southern California and received a Doctor of Philosophy in Economics specializing in Finance from Renmin University of China. Ms. Chen is an active Certified Public Accountant (CPA) licensed in California. She has also obtained Real Estate License as well as Life Insurance and Property Casualty Insurance License in 2007 and 2006, respectively. Ms. Chen has worked closely with public companies in both U.S. and China. She is also experienced in providing consulting services to Financial Institutions, U.S. listing companies and subsidiaries of foreign public companies on a variety of matters, including finance and international trade, banking and finance, mergers and acquisitions, due diligence and taxation. In addition, Ms. Chen is fluent in both English and Chinese, and is familiar with both culture and business environment in U.S. and China. Ms. Chen also serves as the Young Member of All-China Federation of Returned Overseas Chinese and as the Vice Chairman of Chinese American Federation in U.S..

Fei Gao, 38, is the son of Jianmin (“Jack”) Gao, is a co-founder and our Chief Operating Officer. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007 and experience in managing and developing e-commerce business. We believe that Mr. Gao’s training in business management and experience in e-commerce business qualifies him to serve on our Board of Directors.

Dong Yao, 40, Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG. Mr. Yao has been the general technology manager in Beijing Meihangkai Internet Information Service Co., Ltd. since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000. We believe that Mr. Yao’s extensive experience in database development and management qualifies him to serve on our Board of Directors.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholder meetings. All communications from stockholders are relayed to the members of the board of directors.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. The Company expects to create committees which are compliant with the rules of Nasdaq in connection with its application to the Nasdaq Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that our CEO Jianming Gao, COO Fei Gao and Director Dong Yao have not filed reports required under the Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2017 and 2016:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Jianmin (“Jack”) Gao	2016	—	—	—	—	—	—
Chief Executive Officer	2017	—	—	—	—	—	—

Crystal L. Chen	2016	—	—	—	—	—	—
Chief Financial Officer	2017	15,000	—	—	—	—	15,000

Fei Gao	2016	30,000	—	—	—	—	30,000
Chief Operating Officer	2017	30,000	—	—	—	—	30,000

Dong Yao	2016	19,200	—	—	—	—	19,200
Chief Technology Officer	2017	19,200	—	—	—	—	19,200

Employment Agreements

The Company the company has executive agreements with Crystal Lijie Chen, Fei Gao and Dong Yao.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2017 and 2016.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2017 and 2016 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2017 and 2016.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2017 and 2016 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Jianmin tendered his resignation as Chief Financial Officer on August 3, 2017. Crystal Lijie Chen was subsequently appointed as the CFO of the Company.

Director Compensation Table

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Jianmin (“Jack”) Gao	2016	—	—	—	—	—	—
	2017	—	—	—	—	—	—

Fei Gao	2016	—	—	—	—	—	—
	2017	—	—	—	—	—	—

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 10, 2018 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 10, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 10, 2018 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 136-82 39th Ave, 4th Floor, Unit B, Flushing, NY 11354.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianmin Gao	9,106,439	33.47%
Crystal Lijie Chen	—	—
Fei Gao	2,276,609	8.37%
Dong Yao	4,553	*
All officers and directors as a group (4 persons)	11,387,601	41.85%
5% shareholders:
None
____________
(1)	Applicable percentages are based on 27,208,849 shares outstanding as of May 10, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

b)	The Company had the following related party balances at December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016

Due from related parties:
Mr. Dong Yao	$-	$49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,453

	$-	$213,377

	December 31, 2017	December 31, 2016

Due to related parties:
Mr. Jianmin Gao	$83,747	$625,242
Mr. Fei Gao	6,980	482,895

	$90,727	$1,108,137

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

As of December 31, 2017 and December 31, 2016, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we incurred fees of $73,000 and $95,000, respectively, by Centurion ZD CPA Limited for professional services rendered for the audit and reviews of our financial statements.

In addition, for the year ended December 31, 2017, we were incurred fee of $221,000 by Wei Wei & Co., LLP for the quarterly review, the acquisition of Shenzhou Rongtong etc. For the year ended December 31, 2016, we were incurred fees of $35,000 by Centurion ZD CPA Limited for professional services rendered for the audit of financial statements of Yin Hang and $10,000 each for the review of unaudited proforma consolidated financial statements in connection with the acquisition of Yin Hang and disposal of Shanghai Zhonghui, respectively.

Audit Related Fees

The Company incurred [$nil] and [$nil] in addition to the fees discussed in Audit Fees above, for services related to our audit for the fiscal years ended December 31, 2017 and 2016, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and December 31, 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and December 31, 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2017, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Centurion ZD CPA Limited, independent auditors, are filed herewith.

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

Exhibit Number
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS*	XBRL Instance Document.
101. SCH*	XBRL Taxonomy Extension Schema Document.
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER CAPITAL GROUP INC.

Date: May 17, 2018	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2018	By:	/s/ Crystal L. Chen
Crystal L. Chen
Chief Financial Officer
(Principal Accounting Officer)

