Form 10-Q
period 2018-03-31
Consumer Capital Group, Inc.
filed 2018-05-21
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2018, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

 i

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

 ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	March 31,	December 31,
ASSETS	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,031,268	$725,774
Prepaid expenses (Note 4)	102,152	58,225
Other receivables (Note 6)	35,681	31,136
Loans receivable, net (Note 5)	478,068	-
Short-term investment (Note 8)	-	461,115

Total current assets	1,647,169	1,276,250

Non-current assets:
Property and equipment, net (Note 7)	79,485	83,184

Total non-current assets	79,485	83,184

Total Assets	$1,726,654	$1,359,434

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017
	(Unaudited)
Current liabilities:
Loans payable – current portion (Note 9)	$1,851,716	$1,192,750
Accrued interest payable	1,055,921	531,812
Taxes payable	358	442
Received in advance	40,218	-
Other payable	5,248	260
Payable to shareholders (Note 10)	109,009	117,767
Due to related parties (Note 14)	92,469	90,727
Deferred tax liabilities (Note 13)	86,577	83,507
Total current liabilities	3,241,516	2,017,265

Non-Current liabilities:
Loans payable – non-current portion (Note 9)	3,069,197	2,906,562

Total non-current liabilities	3,069,197	2,906,562
Total liabilities	6,310,713	4,923,827

Stockholders’ equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,208,849 and 32,208,849 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively.	3,221	3,221
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(10,887,601)	(10,264,149)
Accumulated other comprehensive loss	(201,412)	(64,466)

Stockholders’ equity before non-controlling interests	(3,064,115)	(2,303,717)

Non-controlling interests	(1,519,944)	(1,260,676)

Total stockholders’ equity	(4,584,059)	(3,564,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,654	$1,359,434

See accompanying notes to the consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN U.S. $)

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenue	$2,516	$130,625

Operating expenses:
General and administrative	405,911	345,665

Total operating expenses	405,911	345,665

Loss from operations	(403,395)	(215,040)

Other income (expenses):
Interest income	24,648	47,283
Interest expense	(500,382)	(60,154)
Other expense	(197)	-
Provision for loan losses	-	(34,452)
Total other expenses	(475,931)	(47,323)

Loss before provision for income taxes	(879,326)	(262,363)

Provision for income taxes	-	-

Loss from operations	(879,326)	(262,363)
Less: Net loss attributable to the non-controlling interest	(255,874)	(33,039)
Net loss attributable to the Company’s shareholders - continuing operations	$(623,452)	$(229,324)

Discontinued operations
Income from discontinued operations before income taxes (Note 11)	$-	$196,786
Provision for income taxes	-	-
Income from discontinued operations, net of income taxes	-	196,786

Net loss	(879,326)	(65,577)

Net loss attributable to the Company’s shareholders	$(623,452)	$(32,538)

Comprehensive loss:
Net loss	(879,326)	(65,577)

Foreign currency translation adjustment	136,946	(224,531)

Comprehensive loss	(742,380)	(290,108)

Less: comprehensive (loss) income attributable to non-controlling interest	(3,394)	134,461
Comprehensive loss attributable to the Company	$(738,986)	$(424,569)

Weighted average number of common shares outstanding basic and diluted	32,208,849	32,178,849

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.02)	$(0.01)
-Diluted	$(0.02)	$(0.01)

DISCONTINUED OPERATIONS
-Basic	$(0.00)	$0.01
-Diluted	$(0.00)	$0.01

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.02)	$(0.00)
-Diluted	$(0.02)	$(0.00)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN U.S. $)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(879,326)	$(65,577)
Less: Net income from discontinued operations	-	196,786
Net loss from continuing operations	(879,326)	(262,363)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,510	925
Amortization	-	11,190
Allowance for loan losses	-	34,452

Changes in operating assets and liabilities:
Increase in accounts receivables	-	(154)
Decrease in deferred revenue	-	(130,624)
Decrease (increase) in due from related parties	(1,573)	54,811
(Increase) Decrease in prepaid expenses	(47,776)	667
Decrease (Increase) in other receivables	(3,443)	358,679
Decrease in Accounts payable	-	(2,351,236)
Decrease in accrued liabilities	4,913	-
(Decrease) in taxes payable	(86)	(323,063)
Increase in interest payable	576,266	-
Decrease in payable to Caesar Capital Management Ltd	(8,758)	(237,630)
Increase in received in advance	39,692	60,783
(Decrease) in other payable	-	(66,172)

Net cash used in operating activities from continuing operations	(314,581)	(2,849,735)

Net cash used in operating activities from discontinued operations	-	237,319

Cash flows used in operating activities	(314,581)	(2,612,416)

Cash flows from investing activities:
Settlement of loan receivable	(471,810)	-
Purchase of long-term investment	-	(5,518)
Redemption of short-term investment	471,810	-

Net cash used in investing activities from continuing operation	-	(5,518)
Cash flow used in investing activities	-	(5,518)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN U.S. $)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from loans from individuals	728,160	2,290,278
Repayment of loan from individuals	(76,441)	-
Repayment of related party debt	-	(105,560)
Decrease of proceeds from third party debt	-	(170,537)

Net cash provided by financing activities from continuing operations	651,719	2,041,181

Cash flows provide by financing activities	651,719	2,041,181

Effect of exchange rate changes on cash,	(31,644)	22,255

Net change in cash and cash equivalents	305,494	(581,488)

Cash and cash equivalents, beginning balance	$725,774	$1,461,176
Cash and cash equivalents, ending balance	1,031,268	879,688
Less: Cash and equivalents from discontinued operations	-	114,996
Cash and equivalents, ending balance from continuing operations	1,031,268	764,692

Supplemental disclosure of cash flow information
Cash paid for interest	$6,141	$-

Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Immediately prior to the merger, Consumer Capital Group, Inc. had 390,444,109 shares of its common stock issued and outstanding. In connection with the merger, Mondas Minerals issued 17,777,778 shares of its common stock in exchange for the issued and outstanding shares of common stock of CCG California. Immediately prior to the closing of the merger, there were 2,500,000 issued and outstanding shares of the Company’s common stock, 60% of which were held by the then principal stockholder, CEO, and sole director of the Company, Mr. Bengfort. As a part of the merger, CCG paid $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the merger, as well as the cancellation of 1,388,889 shares of the Company’s common stock directly held by him, constituting 92.6% of his pre-merger holdings of common stock of the Company.

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2018 and December 31, 2017 are as follows:

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki Beijing E commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine Beijing Bio-tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100%	(1)	Assists in payment collection for e-commerce business.

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100%	(1)	Performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.

America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0%	(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	0%	(4)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform as of September 1, 2017, no longer owned by the Company. The results of operations of Yin Hang are reflected in the consolidated financial statements as “discontinued operations”.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51%	(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service owned entities
(4)	Discontinued operation on August 31, 2017

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine Beijing, Arki Beijing, Arki Fuxin, 51% majority ownership in Arki Tianjin, and the discontinued operations of Yin Hang. As a result of contractual arrangements, the Company consolidates Arki Network Service in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All significant inter-company accounts and transactions have been eliminated in consolidation.

The audited consolidated financial statements of the Company as of March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for future years.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

The following financial statement amounts and balances of Arki Network Service have been included in the accompanying consolidated financial statements:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Cash and cash equivalent	$820,893	$686,368
Loan receivable	478,068	-
Prepaid expenses	100,952	57,025
Due from inter-company	1,540,233	1,386,108
Due from related party	102,127	96,968
Other receivables	15,816	11,890
Total current assets	3,058,089	2,238,359
Property and equipment, net	48,967	50,453
Long-term investment	329,576	317,888
Total non-current assets	378,543	368,341
Total assets	$3,436,632	$2,606,700

Loan payable – current portion	1,851,716	1,192,750
Interest payable	1,055,921	531,812
Accrued liabilities	5,248	203
Received in advance	40,218	-
Other taxes payable	358	-
Due to inter-company	1,896,563	1,729,803
Due to related party	260,031	250,810
Deferred tax liability	124,664	120,243
Total current liabilities	5,234,719	3,825,621

Loan payable – non-current portion	3,069,197	2,906,562
Total non-current liabilities	3,069,197	2,906,562
Total liabilities	$8,303,916	$6,732,183

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net revenue	$2,516	$213,873

Net loss from continuing operation	$(582,404)	$(198,331)
Less: Net loss attributable to the non-controlling interest	(255,874)	(33,039)
Net loss attributable to the Company’s shareholders – continuing operations	$(326,530)	$(165,292)

Net income from discontinued operations	$-	$196,786

Net loss for the periods	$(582,404)	$(1,545)
Net (loss) income attributable to the Company’s shareholders	$(255,874)	$31,494

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the three months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow used in operating activities	$(82,436)	$(475,439)
-Net cash (used in) provided by operating activities from continuing operations	(82,436)	237,319
-Net cash used in operating activities from discontinued operations	-	(238,120)

Cash flow used in investing activities	$(471,810)	$-
-Net cash used in investing activities from continuing operations	(471,810)	-

Net cash provided by (used in) financing activities	$662,107	$(60,958)
-Net cash provided by (used in) financing activities from continuing operations	662,107	(60,958)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1594	0.1537

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive loss and cash flows for the periods presented	0.1573	0.1451

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $136,946 and $(224,531) for the three months ended March 31, 2018 and 2017, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” is utilized by the Company to present the operations of Yin Hang which have been disposed of. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the dispose of Yin Hang as discontinued operations pursuant to this standard. Refer to Note 9 for additional details. The Company accounted for the disposal of Yin Hang during 2017 as a discontinued operation pursuant to this standard. Refer to Note 11 for additional details.

Non-controlling interest

Non-controlling interests held 49% shares of one of subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilute common stock equivalents, such as options and warrants.

Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilute or the Company has a loss.

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loans receivable

Loans receivable primarily represents the principle lent to the borrowers. Management regularly reviews the aging of the loans receivable and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Loans receivable considered noncollectable are written off after exhaustive efforts at collection.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Interest receivable

Interest receivable represents the amount of interest that has been earned as of the balance sheet date, but which has not yet been received in cash. Management regularly reviews the aging of interest receivable and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Interest receivable considered noncollectable is written off after exhaustive efforts at collection.

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 10% - 54% per annum with a term lasting from 6 months to two years.

Property and equipment, net

Property and equipment is recorded at cost and consists of computer equipment, office equipment and furniture and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less). Costs incurred for maintenance and repairs are expended as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of March 31, 2018 and December 31, 2017, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Short-term investments

The Company’s short-term investments are classified as available-for-sale investments. The available-for-sale investments are reported at fair values with the unrealized gains or losses recorded as accumulated other comprehensive income in equity. The changes in fair values of those derivative instruments are recognized as gain or loss in the consolidated statements of operations.

The Company reviews its available-for-sale short-term investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating the potential impairment of its short-term investments. The Company did not recognize any other-than-temporary impairment charges on its available-for-sale investments during three months ended March 31, 2018 and 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The tables below present information as of March 31, 2018 and December 31, 2017, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

March 31, 2018:
Level 1
Available-for-sale:
Short-term investments	$-

December 31, 2017:
Level 1
Available-for-sale:
Short-term investments	$461,115

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2018 and December 31, 2017, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2017 and 2016 remain open for examination by tax authorities in the PRC.

Generally, the Company remains subject to PRC examination of its income tax returns annually. It believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Its tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company updates its estimate of the annual effective tax rate quarterly, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $879,326 for the three months ended March 31, 2018 and an accumulated deficit of $10,887,601 as of March 31, 2018 The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

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

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of March 31, 2018 and December 31, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 6% to 30% for the three months ended March 31, 2018 and for the year ended December 31, 2017.

As of March 31, 2018 and December 31, 2017, loan receivables balance was $478,068 and $0, respectively.

Loan receivables consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Unaudited)

Loans receivable	$478,068	$-
Allowance for loan losses	-	-

Loans receivable, net	$478,068	$-

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 to 6 months.

The following table represents the aging of loan receivables as of March 31, 2018:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$-	$-	$478,068	$478,068

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

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogeneous loans and is collectively evaluated for impairment.

Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the three months ended March 31, 2018 and 2017, the allowance for loan losses were nil and $34,452.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of March 31, 2018 and December 31, 2017.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Unaudited)

Advances to unrelated third-parties	$33,281	$28,736
Other deposits	2,400	2,400

Total	$35,681	$31,136

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	As of March 31,	As of December 31,
	2018	2017
	(Unaudited)

Leasehold improvement	$53,797	$53,797
Office equipment	25,748	25,748
Furniture & fixtures	6,994	6,994
Motor vehicles	20,710	20,710
	107,249	107,249
Less: accumulated depreciation	(27,764)	(24,065)
Total property & equipment, net	$79,485	$83,184

For the three months ended March 31, 2018 and 2017, depreciation expenses from the continuing operations were $5,510 and $925, respectively.

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale securities in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of March 31,	As of December 31,
	2018	2017
	(Unaudited)
Available-for-sale:
Short-term investment	$461,115	$719,859
Less: Redemption	(461,115)	(258,744)
Total available-for-sale	$-	$461,115

Interest income earned from the short-term investments for the three months ended March 31, 2018 and 2017 was $24,115 and $3,822, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 12% to 54% per annum.

Loans payable consisted of the following as of March 31, 2018 and December 31, 2017:

		March 31,	December 31,
Interest rate	Remaining maturity	2018	2017
		(Unaudited)

12%	Within 1 year	$31,870	$-
13%	Within 1 year	-	15,370
14%	Within 1 year	164,137	158,316
40%	Within 1 year	1,007,130	1,019,064
50%	Within 1 year	223,098	-
50%	Between 1 to 2 years	3,069,197	2,906,562
54%	Within 1 year	425,481	-
		$4,920,913	$4,099,312

	Current portion	$1,851,716	$1,192,750
	Non-current portion	$3,069,197	$2,906,562

As of March 31, 2018 and December 31, 2017, the Company has loans payable amount of $4,920,913 and $4,099,312, and for the three months ended March 31, 2018 and 2017, the Company accrued $500,424 and $413,568 of interest expenses, respectively.

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $109,009 and $117,767 to the Company as of March 31, 2018 and December 31, 2017, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

11.	DISCONTINUED OPERATIONS

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continued operations in accordance with ASC 205-20-45.

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

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of March 31, 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the three months ended March 31, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The significant items included discontinued operations are as follow:

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenue	$-	$538,711
Cost of revenue	-	-
Operating expenses	-	(305,700)
Interest income	-	29
Other income	-	18,052

Income from discontinued operations before income taxes	-	251,092
Provision for income taxes	-	(54,306)

Income from discontinued operations	$-	$196,786

12.	NONCONTROLLING INTEREST

As of March 31, 2018 and December 31, 2017, non-controlling interest of Ark Tianjin of $1,519,944 and $1,260,676, respectively, was recognized in the Company’s consolidated balance sheets, representing Ark Tianjin’s cumulative results of operations attributable to shareholders other than CCG Group.

For the three months ended March 31, 2018 and 2017, a $255,874 and a $33,039 net loss, respectively, attributable to the non-controlling interest of Arki Tianjin was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Tianjin’s net income attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21%.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	34%
Foreign income not recognized in the U.S.	(21%)	(34%)

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25%)	(25%)

Effective income tax rates	-	-

Loss before income taxes from continuing operations consists of:

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Non-PRC	$(4,104)	$(10,406)
PRC	(875,222)	(55,171)

Total	$(879,326)	$(65,577)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

13.	INCOME TAXES (continued)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax liabilities:
Accrued interest receivable	$37,564	$36,232
Accrued interest payable	49,013	47,275

Total	$86,577	$83,507

As of March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of $0 and $0, and a deferred tax liability of $83,507 and $83,507 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of March 31, 2018 and December 31, 2017, the Company did not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of March 31, 2018 and December 31, 2017, the valuation allowance was nil and $57,498, respectively.

The components of deferred taxes are as follows from continuing operations at March 31, 2018 and December 31, 207:

	March 31, 2018	December 31, 2017
	(Unaudited)

Deferred tax asset from net operating loss carry-forwards	$-	$57,498
Valuation allowance	-	(57,498)

Deferred tax assets, net	$-	$-

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$85,489	$83,747
Mr. Fei Gao	6,980	6,980

	$92,469	$90,727

As of March 31, 2018 and December 31, 2017, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of March 31, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the three months Ended March 31,

2019	$65,845
2020	55,045
2021	55,045
2022	4,587

Total	$180,522

The rent expense for the three months ended March 31, 2018 and 2017 was $17,361 and $16,574 respectively.

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (IN U.S. $)

16.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, loans receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates.

As of March 31, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2018 and December 31, 2017, we had no uninsured balances with the banks in U.S. As of March 31, 2018 and December 31, 2017, our bank balances in the PRC were $1,023,412 and $706,711, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

On November 17, 2017, the Company signed an Equity Transfer Agreement with Shenzhou Rongtong Investment Management Co, Ltd. (thereafter “Shenzhou Rongtong”) a local company in Beijing China, which was established on June 4, 2014. Based on the agreement, all shareholders in Shenzhou Rongtong will transfer 100% of the equities in Shenzhou Rongtong to Arki Network within 45 days of signing the agreement, in exchange for the Company’s equities of 4,175,417 shares that will be transferred to all shareholders within 15 working days after the changing of equity by Shenzhou Rongtong’s shareholders. The transaction failed to go through and on March 29, 2018, all shareholders of Shenzhou Rongtong signed agreement to return all shares of CCGN to the Company. On April 13, 2018, all shareholders of Shenzhou Rongtong returned all the shares to the Company.

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

Recent Development

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. The transaction failed to go through, and therefore on March 29, 2018, all shareholders of Shenzhou Rongtong signed agreement to return all shares of CCGN to the Company. On April 13, 2018, the shareholders of Shenzhou Rongtong returned all the shares to the Company.

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

	March 31, 2018	December 31, 2017
Balance sheet items, except for the equity accounts	6.2753	6.5060
Items in the statements of income and comprehensive loss and statement of cash flow	6.3585	6.7442

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

Discontinued Operations

See “Note 11 - DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Results of Operations - Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the Three Months Ended March 31,
	2018	2017
REVENUE	$2,516	$130,625

COST OF REVENUE	-	-

GROSS PROFIT	2,516	130,625

Selling expenses	-	-
General and administrative expenses	(405,911)	(345,665)
LOSS FROM OPERATIONS	(403,395)	(215,040)

Interest income	24,648	47,283
Other expense	(197)	-
Interest expense	(500,382)	(60,154)
Provision for loan losses	-	(34,452)

Loss from continuing operations before income taxes	(879,326)	(262,363)

Income tax expense	-	-

Loss from continuing operations	(879,326)	(262,363)
Less: Net loss attributable to the non-controlling interest	(255,874)	(33,039)
NET LOSS ATTRIBUTABLE TO THE COMPANY’S SHAREHOLDERS – continuing operations	$(623,452)	$(229,334)

	For the Three Months Ended March 31,
	2018	2017
Discontinued operations
Income from discontinued operations before income taxes	$-	$196,786
Income tax expense	-	-
Income from discontinued operations	-	196,786

Net loss	$(879,326)	$(65,577)
NET LOSS ATTRIBUTABLE TO THE COMPANY’S SHAREHOLDERS	$(623,452)	$(32,358)

Weighted average number of common shares outstanding basic and diluted	32,208,849	32,178,849

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.02)	$(0.01)
-Diluted	$(0.02)	$(0.01)

DISCONTINUED OPERATIONS
-Basic	$(0.00)	$0.01
-Diluted	$(0.00)	$0.01

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S SHAREHOLDERS
-Basic	$(0.02)	$(0.00)
-Diluted	$(0.02)	$(0.00)

Revenue

Revenue for the three months ended	March 31, 2018	March 31, 2017
Arki E-commerce:
Interest Income	$-	$-
Arki Network:
Interest Income	-	-
Total	$-	$-

For the three months ended March 31, 2018, we had revenue of $2,516, comparing to revenue of $130,625 for the three months ended March 31, 2017, a decrease of $128,109. The significant revenue decrease was mainly caused by the decrease of volume in microfinancing business in 2018, comparing to in 2017.

Revenue from Yin Hang (discontinued business) for the three months ended March 31, 2018 and 2017 were $0 and $538,711, respectively and were included in the net loss from discontinued operations.

Cost of Revenue

We did not incur any cost of revenue for the three months ended March 31, 2018 and 2017, respectively.

Cost of goods sold from Yin Hang (discontinued business in 2017) for the three months ended March 31, 2018 and 2017 were $0 and $0, respectively and were included in net loss from discontinued operations.

Gross Profit

As a result of revenue and cost of revenue described above, we had gross profit of $2,516 for the three months ended March 31, 2018, comparing to gross profit of $130,625 for the three months ended March 31, 2017.

Selling, general and administrative expenses

Operating expenses for the three months ended	March 31, 2018	March 31, 2017
Selling Expenses	-	-
General and Administrative	405,911	345,665
Total	405,911	345,665

Selling expenses from Yin Hang (discontinued business) for the three months ended March 31, 2018 and 2017 were $0 and $59,725, respectively and were included in net loss from discontinued operations.

General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.). General and administrative expenses were $405,911 for the three months ended March 31, 2018, compared to $345,665 for the three months ended March 31, 2017, an increase of $60,246. The increase is mainly attributed to the occurrence of audit fee, attorney fee, filing fees and other professional fees etc. related to the attempt of acquisition of Shenzhou Rongtong.

Selling, general and administrative expenses from Yin Hang (discontinued business) for the three months ended March 31, 2018 and 2017 were $0 and $245,975, respectively and were included in net loss from discontinued operations.

Loss from operations

Loan Receivable	March 31, 2018	December 31, 2017
Individuals	$-	-
Small Business	$478,068	-
Total	$478,068	-

As a result of the factors described above, operating loss was $403,395 for the three months ended March 31, 2018, comparing to operating loss of $215,040 for the three months ended March 31, 2017. The loss increase of $188,355 was mainly due to we reduced both the microfinancing business and financial innovation in 2018 than in 2017.

The loan from individuals primarily represent the principal of lending funds received by America Arki (Tianjin) Capital Management Partnership from the limited partners. Arki Capital’s core business is wealth management and has establishes a limited liability partnership with investors. The provision of contracts specified the period of investment, fixed interest return and crudely plans of use funds. The fixed interest return rate was based on the amount of investment, which ranged from 12% to 54% and 10% - 100% per annum with a term of 3 months, one year or two years. The amount of loan from individuals are $4,920,913 and $4,099,312 respectively as of March 31, 2018 and December 31, 2017. Total interest accrued was $1,055,921 and $531,812 respectively for the three months ended March 31, 2018 and 2017. Among the total amount of $4,920,913 as of March 31, 2018, $1,426,235 has a term of one year, $3,069,197 has a term of 2 years and $425,481 has a term of 3 months, Among the total $4,099,312 as of December 31, 2017, $1,192,751 has a term of 1 year and $2,906,562 has a term of 2 years.

Other income and expenses

We did not generate other income for the three months ended March 31, 2018 and 2017. We incurred $197 and $0 respectively in other expense for the three months ended March 31, 2018 and 2017, Interest income was $24,648 and $47,283, respectively for the three months ended March 31, 2018 and 2017. $24,648 was paid by ICBC for the RMB 3,000,000 financial product we redeemed in the first quarter of 2018, and $47,283 was caused by the same product that had a balance of RMB5,000,000 in the first quarter of 2017.

Income tax

We had tax expense of $0 and $0 respectively for the three months ended March 31, 2018 and 2017 due to the operating loss in both periods.

Net loss from continuing operations

As a result of the factors described above, our net loss was $879,326 and $262,363 respectively from continuing operations for the three months ended March 31,2018 and 2017, an increase in loss of $616,963.

Net income from discontinued operations

Net income from Yin Hang (discontinued business) for the three months ended March 31, 2018 and 2017 was $0 and $196,786, respectively and were included in net loss from discontinued operations.

Net loss

As a result of the factors above, our net loss for the three months ended March 31, 2018 was $879,326, comparing to net loss of $262,363 for the three months ended March 31, 2017, an increase of net loss of $658,247.

Net loss attributable to the company

Net loss attributable to our company was $623,452, or loss of $0.02 per share (basic and diluted), for the three months ended March 31, 2018, comparing to a net loss of $32,538 or loss of $0.00 per share (basic and diluted), for the three months ended March 31, 2017.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation gain for the three months ended March 31, 2018 was $136,946, comparing to translation loss of 224,531 for the three months ended March 31, 2017. The gain and loss is primarily due to the fluctuation of the exchange rate between USD and RMB.

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

As of March 31, 2018 and December 31, 2017, cash and cash equivalents were $1,031,268 and $725,774, respectively.

The following table sets forth information about our net cash flow for the three months ended March 31, 2018 and 2017:

Cash Flows Data:

	For three months ended March 31,
	2018	2017
Net cash flows used in operating activities – continuing operations	$(314,581)	$(2,849,735)
Net cash flows used in operating activities – discontinued operations	-	237,319
Cash flow used in operating activities	(314,581)	(2,612,416)
Net cash flows used in investing activities – continuing operations	$-	$(5,518)
Cash flows used in investing activities	-	(5,518)
Net cash flows provided by financing activities – continuing operations	$651,719	$2,014,181
Cash flows provided by financing activities	651,719	2,014,181

Net cash flow used in operating activities was $314,581 for the three months ended March 31, 2018, comparing to $2,612,416 used in operating activities for the three months ended March 31, 2017, a decrease in usage of $2,297,835. The decrease in net cash flow used in operating activities was mainly due to the payoff of accounts payable of $2,351,236 for the three months ended March 31, 2017, while no accounts payable was paid for the three months ended March 31, 2018

Net cash flow used in investing activities was $0 for the three months ended March 31, 2018, comparing to $5,518 used in investing activities for the three months ended March 31, 2017, a net decrease of usage of $5,518. The decrease is mainly due to the long-term investment of $5,518 incurred for the three months ended March 31 2017, while there is no change in the same item for the three months ended March 31, 2018.

Net cash flow provided by financing activities was $651,719 for the three months ended March 31, 2018, comparing to $2,014,181 for the three months ended March 31, 2017, a decrease of $1,362,462. $1,562,118 of the total amount is caused by the decrease of proceeds from loan from individuals for the three months ended March 31, 2018, comparing to the amount for the three months ended March 31, 2017, offset by the payment amount decrease for paying off third party debts for the three months ended March 31, 2018 comparing to the three months ended March 31, 2017.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of March 31, 2018 and December 31, 2017, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of March 31, 2018 and December 31, 2017, no bank balances with the banks in U.S. exceeded the insured amount. As of March 31, 2018 and December 31, 2017, bank balances with the Banks in the PRC amounted to $1,023,412 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivable from borrowers and the related accrued interest receivable. The borrowers paid service fee and interest regularly according to the contract during the reporting period, and the Company believed that the default risk from this borrower is low in the foreseeable future.

Arki E-Commerce generally provide loans in the amount of RMB 300,000. However, under limited circumstances with the long-term qualified borrowers, Arki E-Commerce, based on its business needs at the time, provided clients with higher loan amount.

We had no bad debt from the loans since we started the micro-financing business in 2016. No single borrower has loan balance over 10% of the total loan outstanding as of March 31, 2018 and December 31, 2017.

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

Other Receivables

Other receivable was $35,681 as of March 31, 2018, comparing to $31,136 as of December 31, 2017. Other receivables consists of:

a)	$14,219 and $11,557 as of March 31, 2018 and December 31, 2017, respectively, belongs to Arki Network. It represents amount paid by Arki Network for other parties. Arki Network received all amount subsequently after the end of the year.

b)	$1,597 and $332 as of March 31, 2018 and December 31, 2017, respectively, belongs to Arki Capital.

c)	$17,413 and $16,795 as of March 31, 2018 and December 31, 2017, respectively, belongs to American Pine, which is the amount paid for others and will get paid back after the year end.

d)	$2,400 and $2400 as of March 31, 2018 and December 31, 2017, respectively, belongs to Consumer Capital Group Inc. in U.S. which represent refundable rent deposit.

e)	$52 and $52 as of March 31, 2018 and December 31, 2017, respectively, belongs to Arki E-commerce.

Prepaid Expenses

Prepaid expenses were $102,152 and $58,225 as of March 31, 2018 and December 31, 2017, respectively, consists of $100,952 of prepaid expense in Arkie Network as of March 31, 2018, and $ $57,025 prepaid expense in Arki Network and $1,200 prepaid rent in Consumer Capital Group Inc.as of December 31, 2017.

Short-term investment

Short-term investment of $461,115 as of December 31, 2017 is an available-for-sale investment of RMB3,000,000 for Arki E-Commerce, comparing to $0 as of March 31, 2018, a decrease of $461,115 or RMB 3,000,000.

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

Subsequent Events

On November 17, 2017, the Company signed an Equity Transfer Agreement with Shenzhou Rongtong Investment Management Co, Ltd. (thereafter “Shenzhou Rongtong”) a local company in Beijing China, which was established on June 4, 2014. Based on the agreement, all shareholders in Shenzhou Rongtong will transfer 100% of the equities in Shenzhou Rongtong to Arki Network within 45 days of signing the agreement, in exchange for the Company’s equities of 4,175,417 shares that will be transferred to all shareholders within 15 working days after the changing of equity by Shenzhou Rongtong’s shareholders. The transaction failed to go through and therefore on March 29, 2018, all shareholders of Shenzhou Rongtong signed agreement to return all shares of CCGN to the Company. On April 13, 2018, all shareholders of Shenzhou Rongtong returned all the shares to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 for the material weakness describe below.

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

To address the above material weakness, we intend to hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: May 21, 2018	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: May 21, 2018	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer

