Form 10-Q
period 2018-06-30
Consumer Capital Group, Inc.
filed 2018-08-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

(646) 346-3735
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2018, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,491,515	$725,774
Loans receivable, net (Note 5)	9,715,087	-
Prepaid expense (Note 4)	83,695	58,225
Other receivables (Note 6)	34,601	31,136
Short-term investment (Note 8)	-	461,115

Total current assets	11,324,898	1,276,250

Non-current assets:
Property and equipment, net (Note 7)	71,564	83,184

Total non-current assets	71,564	83,184

Total Assets	$11,396,462	$1,359,434

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable, current portion (Note 9)	$11,777,465	$1,192,750
Accrued interest payable	1,213,563	531,812
Accrued fee payable	51,747	-
Taxes payable	7,773	442
Received in advance	601,940	-
Other payable	5,037	260
Payable to shareholders (Note 10)	109,009	117,767
Due to related parties (Note 14)	122,811	90,727
Deferred tax liabilities (Note 13)	82,086	83,507
Total current liabilities	13,971,431	2,017,265

Non-current liabilities:
Loans payable, non-current portion (Note 9)	$2,011,008	$2,906,562
Total non - current liabilities	2,011,008	2,906,562

Total Liabilities	15,982,439	4,923,827

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 32,208,849 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively.	2,721	3,221
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(11,101,633)	(10,264,149)
Accumulated other comprehensive income (loss)	36,570	(64,466)

Stockholders’ deficit before non-controlling interests	(3,040,665)	(2,303,717)

Non-controlling interests	(1,545,312)	(1,260,676)

Total stockholders’ deficit	(4,585,977)	(3,564,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,396,462	$1,359,434

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (IN U.S. $)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$239,584	$3,143	$242,100	$133,768
Cost of revenue	(53,800)	-	(53,800)	-
Gross profit	185,784	3,143	188,300	133,768

Operating expenses:
General and administrative	211,610	466,007	(617,521)	(811,672)
Total operating expenses	211,610	466,007	(617,521)	(811,672)

Loss from operations	(25,826)	(462,864)	(429,221)	(677,904)

Other income (expenses):
Interest income	893	(41,939)	25,541	5,344
Interest expense	(217,829)	(814,855)	(718,211)	(875,009)
Other income	7	-	(30)	-
Other expense	(39)	(183,550)	(199)	(183,550)
Reversal of provision for loan loss	-	34,452	-	-
Total other income (expenses)	(216,968)	(1,005,892)	(692,899)	(1,053,215)

Loss before provision for income taxes	(242,794)	(1,468,756)	(1,122,120)	(1,731,119)

Provision for income taxes	-	-	-	-
Loss from operations	(242,794)	(1,468,756)	(1,122,120)	(1,731,119)
Less: Net loss attributable to the non-controlling interest	(28,762)	(422,856)	(284,636)	(455,895)
Net loss attributable to the Company’s shareholders - continuing operations	(214,032)	(1,045,900)	$(837,484)	$(1,275,224)

Discontinued operations
Income from discontinued operations before income taxes (Note 11)	$-	$805,623	$-	$1,002,409
Provision for income taxes	-	(250,602)	-	(250,602)
Income from discontinued operations, net of income taxes	-	555,021	-	751,807

Net loss	(242,794)	(913,735)	(1,122,120)	(979,312)
Net loss attributable to the Company’s shareholders	$(214,032)	(490,879)	$(837,484)	$(523,417)

Comprehensive Loss:
Net Loss	(242,794)	(913,735)	(1,122,120)	(979,312)

Foreign currency translation adjustment	(237,982)	77,141	(101,036)	(147,390)

Comprehensive loss	(480,776)	(836,594)	(1,223,156)	(1,126,702)

Less: comprehensive income (loss) attributable to non-controlling interest	3,394	(134,461)	-	-
Comprehensive loss attributable to the Company	(484,170)	(702,133)	$(1,223,156)	$(1,126,702)

Weighted average number of common shares outstanding basic and diluted	27,868,190	32,178,849	30,026,529	32,178,849

Loss per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.01)	$(0.03)	$(0.03)	$(0.04)
-Diluted	(0.01)	(0.03)	$(0.03)	$(0.04)

DISCONTINUED OPERATIONS
-Basic	(0.00)	0.02	$(0.00)	$0.02
-Diluted	(0.00)	0.02	$(0.00)	$0.02

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.01)	(0.02)	$(0.03)	$(0.02)
-Diluted	(0.01)	(0.02)	$(0.03)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,122,119)	$(979,312)
Less: Net income from discontinued operations	-	751,807
Net loss from continuing operations	(1,122,119)	(1,731,119)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,013	7,147
Deferred tax expense	-	1,905

Changes in operating assets and liabilities:
Increase in accounts receivable	-	(5,062)
Increase in prepaid expenses	(27,490)	(56,795)
(Increase) Decrease in other receivables	(4,112)	1,271,479
Decrease in interest receivables	-	19,350
Increase (Decrease) in accrued liabilities	4,970	(4,987)
Increase in taxes payable	7,642	6,324
Increase in fees payable	53,800	-
Increase in interest payable	718,211	113,369
(Decrease) Increase in due from related parties	(7,123)	411,780
(Decrease) Increase in payable to Caesar Capital Mgmt Ltd	(8,758)	15,732
Increase (Decrease) in received in advance	625,825	(129,574)
Decrease in other payable	-	(5,994)

Net cash provided by (used in) operating activities from continuing operations	251,859	(86,445)

Net cash provided by operating activities from discontinuing operations	-	248,963

Cash flows provided by operating activities	251,859	162,518

Cash flows from investing activities:
Originated loans disbursement	(10,571,843)	-
Repayment of loans from customers	471,256	683,496
Proceeds of short-term investments	-	(51,205)
Proceeds of long-term investment	-	(442,440)
Redemption of short-term investment	471,256	-

Net cash (used in) provided by investing activities from continuing operation	(9,629,331)	189,851
Net cash provided by investing activities from discontinued operation	-	-
Cash flow (used in) provided by investing activities	(9,629,331)	189,851

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from related party debt	40,385	(1,254,111)
Withdrawal of capital	(500)	(10,054)
Proceeds from loans payable	10,887,584	2,394,931
Repayment of loans payable	(741,443)	(1,718,669)

Net cash provided by (used in) financing activities from continuing operations	10,186,026	(587,903)
Net cash provided by financing activities from discontinued operations	-	-

Cash flows provide by (used in) financing activities	10,186,026	(587,903)

Effect of exchange rate changes on cash,	(42,813)	(184,012)

Net change in cash and cash equivalents	765,741	(419,546)

Cash and cash equivalents, beginning balance	$725,774	$1,461,176
Cash and cash equivalents, ending balance	1,491,515	1,041,630
Less: Cash and equivalents from discontinued operations	-	268,209
Cash and equivalents from continuing operations	1,491,515	773,421

Supplemental disclosure of cash flow information
Cash paid for interest	$69,652	$1,327,673

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

YIN HANG FINANCIAL INFORMATION SERVICE (SHANGHAI) CO., LIMITED

Yin Hang Financial Information Service (Shanghai) Co., Limited ("Yin Hang") was incorporated on November 22, 2013 under the laws of the People’s Republic of China (“PRC” or “China”). The Company collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risk assessment services provided to lenders and borrowers on a third party peer to peer (“P2P”) online lending platform. On December 1, 2016, the Company through its variable interest entity, America Arki Network Service Beijing Co., Ltd entered into a Share Exchange Agreement with Yin Hang, pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock. The shares are locked up for one year upon issuance and Yin Hang’s investor may sell up to 2% of the shares after such lockup period. Further to a supplementary agreement dated March 28, 2017, as a payment for assisting in the acquisition, the Company also agreed to issue 320,000 shares of Common Stock to a third party.

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang is no longer consolidated in the Company’s financial statements starting from September 1, 2017 and its operations are reflected in discontinued operations.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2018 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki Beijing E commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine Beijing Bio-tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Assists in payment collection for e-commerce business.

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.

America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	0	%(4)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform as of September 1, 2017, no longer owned by the Company. The results of operations of Yin Hang are reflected in the consolidated financial statements as “discontinued operations”.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service, Inc. owned entities
(4)	Discontinued operation on August 31, 2017

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The audited consolidated financial statements of the Company as of June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future years.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Cash and cash equivalent	$1,386,534	$686,368
Loan receivables, net	9,715,087	-
Prepaid expenses	82,495	57,025
Due from inter-company	1,612,491	1,386,108
Due from related party	97,259	96,968
Other receivables	15,642	11,890
Total current assets	12,909,508	2,238,359
Property and equipment, net	43,259	50,453
Long-term investment	312,480	317,888
Total non-current assets	355,739	368,341
Total assets	$13,265,247	$2,606,700

Loans payable - current portion	$11,777,465	$1,192,750
Interest payable	1,213,563	531,812
Fee payables	51,747	-
Accrued liabilities	5,036	203
Received in advance	601,940	-
Other taxes payable	7,773	-
Due to inter-company	1,951,183	1,729,803
Due to related party	244,178	250,810
Deferred tax liability	118,196	120,243
Total Current liabilities	$15,971,081	$3,825,621

Loans payable, non-current portion	2,011,008	2,906,562
Total non-current liabilities	$2,011,008	$2,906,562

Total liabilities	17,982,089	6,732,183

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Net revenue	$188,300	$(1,099,698)

Net loss from continuing operation	$(687,800)	$(1,099,698)
Less: Net loss attributable to the non-controlling interest	(284,636)	(455,895)
Net loss attributable to the company – continuing operations	$(403,164)	$(643,803)

Net income from discontinued operations	$-	$751,807
Less: Net income attributable to the non-controlling interest	-	-
Net income attributable to the company – discontinued operations	$-	$751,807

Net loss for the periods	$(687,800)	$(1,099,698)
Net (loss) income attributable to the Company’s shareholders	$(403,164)	$108,004

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow provided by (used in) operating activities	$697,812	$(1,185,473)
-Net cash provided by (used in) operating activities from continuing operations	697,812	(1,434,436)
-Net cash provided by operating activities from discontinued operations	-	248,963

Cash flow used in investing activities	$(10,112,461)	$(10,112,461)
-Net cash used in investing activities from continuing operations	(10,112,461)	(10,112,461)
-Net cash used in investing activities from discontinued operations	-	-

Net cash provided by financing activities	$10,155,609	$10,155,609
-Net cash provided by financing activities from continuing operations	10,155,609	10,155,609
-Net cash provided by financing activities from discontinued operations	-	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1511	0.1537

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1569	0.1475	0.1571	0.1463

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $(101,036) and $147,390 for the six months ended June 30, 2018 and 2017, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 4% - 54% per annum with a term lasting from 6 months to two years.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of June 30, 2018 and December 31, 2017, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The tables below present information as of June 30, 2018 and December 31 2017, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

June 30, 2018:
Level 1
Available-for-sale:
Short-term investments	$-

December 31, 2017:
Level 1
Available-for-sale:
Short-term investments	$461,115

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2018 and December 31, 2017, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2017 and 2016 and 2015 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $1,122,120 for the six months ended June 30, 2018 and an accumulated deficit of $11,101,633 as of June 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of June 30, 2018 and December 31, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued at 6% and range from 8% to 30% for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, loan receivables balance was $9,715,087 and $0, respectively.

Loan receivable consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)

Loans receivable - third parties	$2,115,260	$-
Loans receivable - related parties	7,599,827	$-
Allowance for loan losses	-	-

Loans receivable, net	$9,715,087	$-

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms are 3 months.

The following table represents the aging of loan receivables as of June 30, 2018:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$-	$-	$9,715,087	$9,715,087

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the six months ended June 30, 2018 and 2017, the Company believes that all loans can be collected and allowance for loan losses were nil and nil.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of June 30, 2018 and December 31, 2017.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)

Advances to unrelated third-parties	$32,201	$28,736
Other deposits	2,400	2,400

Total	$34,601	$31,136

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)

Leasehold improvement	$52,882	$53,797
Office equipment	25,711	25,748
Furniture & fixtures	6,875	6,994
Motor vehicles	20,710	20,710
	106,178	107,249
Less: accumulated depreciation	(34,164)	(24,065)
Total property & equipment, net	$71,564	$83,184

For the six months ended June 30, 2018 and 2017, depreciation expense from the continuing operations was $11,013 and $7,147, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale securities in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)
Available-for-sale:
Short-term investment	$-	$719,859
Less: Redemption	-	(258,744)
Total available-for-sale	$-	$461,115

Interest income earned from the short-term investments for the six months ended June 30, 2018 and 2017 was $24,115 and $8,302, respectively.

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 4% to 100% per annum.

Loans payable consisted of the following as of June 30, 2018 and December 31, 2017:

	Remaining	June 30,	December 31,
Interest rate	maturity	2018	2017
		(Unaudited)

4%	Within 1 year	$107,274	$-
12%	Within 1 year	96,697	-
13%	Within 1 year	-	15,370
14%	Within 1 year	78,567	158,316
18%	Within 1 year	302,180	-
30%	Within 1 year	1,122,599	-
40%-54%	Within 1 year	10,070,148	1,019,064
40%-54%	Between 1 to 2 years	1,376,430	2,906,562
80%	Between 1 to 2 years	317,289	-
100%	Between 1 to 2 years	317,289	-
		$13,788,473	$4,099,312

	Current portion	$11,777,465	$1,192,750
	Non-current portion	$2,011,008	$2,906,562

The Company has loans payable to related parties of $10,142,674 and $2,499,245, and loans payable to third parties of 3,645,799 and $1,600,067 as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company accrued $718,209 and $860,379 of interest expenses, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $109,009 and $117,767 to the Company as of June 30, 2018 and December 31, 2017, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

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

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of June 30 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the six months ended June 30, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The significant items included discontinued operations are as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$1,092,962	$-	$1,631,673
Operating expenses	-	(269,241)	-	(629,247)
Interest expense	-	(46)	-	(17)
Other expense	-	(18,052)	-	-
Income from discontinued operations before income taxes	-	805,623	-	1,002,409
Provision for income taxes	-	(250,602)	-	(250,602)
Income from discontinued operations	$-	$555,021	$-	$751,807

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

b)	The Company had the following related party balances at of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)
Due from related party:
Zhongxin Credit	$-	$207,203

Zhongxin Credit borrowed $418,041 from Yin Hang, and repaid $212,450 in 2016. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance by scheduled payment within six months. As of December 31, 2017, the outstanding receivable balance was $207,203.

12.	NONCONTROLLING INTEREST

As of June 30, 2018 and December 31, 2017, non-controlling interest of Ark Tianjin of $1,545,312 and $1,260,676, respectively, was recognized in the Company’s consolidated balance sheets, representing Ark Tianjin’s cumulative results of operations attributable to shareholders other than CCG Group.

For the six months ended June 30, 2018 and 2017, a $284,636 and a $455,895 net loss, respectively, attributable to the non-controlling interest of Arki Tianjin was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Tianjin’s net loss attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2018 and 2017, respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	34%	21%	34%
Foreign income not recognized in the U.S.	(21%)	(34%)	(21%)	(34%)

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(25%)	(25%)	(25%)	(25%)

Effective income tax rates	-	-	-	-

Loss before income taxes from continuing operations consists of:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(31,573)	$(169,495)	$(35,677)	$(179,901)
PRC	(211,221)	(1,299,261)	(1,086,443)	(1,551,218)

Total	$(242,794)	$(1,468,756)	$(1,122,120)	$(1,731,119)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax liabilities:
Accrued interest receivable	$35,616	$36,232
Accrued interest payable	46,470	47,275

Total	$82,086	$83,507

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

13.	INCOME TAXES (continued)

As of June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of $0 and $0, and a deferred tax liability of $82,086 and $83,507 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of June 30, 2018 and December 31, 2017, the Company did not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of June 30, 2018 and December 31, 2017, no valuation allowance was recorded.

The components of deferred taxes are as follows from continuing operations as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)

Deferred tax asset from net operating loss carry-forwards	$-	$57,498
Valuation allowance	-	(57,498)

Deferred tax assets, net	$-	$-

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of June 30, 2018 and December 31, 2017:

	June 30 2018	December 31, 2017
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$115,950	$83,747
Mr. Fei Gao	6,861	6,980

	$122,811	$90,727

As of June 30, 2018 and December 31, 2017, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

c)	Loans receivable form related parties

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)	(Unaudited)

Related companies of non-controlling stockholders	$7,599,827	$-

Total	$7,599,827	$-

Interest income derived from the above loans receivable from related parties were $101,289 and $131,670 for the six months ended June 30, 2018 and 2017, respectively.

d)	Loans payable to related parties

	June 30 2018	December 31, 2017
	(Unaudited)

Non-controlling stockholders	$3,450,897	$2,499,245
Related companies of non-controlling stockholders	6,691,777	-

	$10,142,674	$2,499,245

Interest expenses incurred on the above loans payable to related parties were $966,075 and $1,085,827 for the six months ended June 30, 2018 and 2017, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of June 30, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the six months ended June 30,

2019	$64,297
2020	54,984
2021	54,984
2022	4,582

Total	$178,847

The rent expense for the six months ended June 30, 2018 and 2017 was $36,212 and $8,758 respectively.

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

As of June 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

16.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2018 and December 31, 2017, we had no uninsured balances with the banks in U.S. As of June 30, 2018 and December 31, 2017, our bank balances in the PRC were $1,470,675 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

On December 15, 2014, the Company entered into six year agreements with the Chief Operating Officer, Mr. Fei Gao, for a compensation of approximately $2,655 (RMB 18,000) per month.

17.	SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2018.

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

Overview

We strive to become a one-stop shop that focuses on microfinancing service for micro, small-to-medium sized enterprises (“SMEs”) in China. We are primarily engaged in the businesses of microfinancing. We operate our direct microfinancing business through our subsidiary, Arki E-Commerce, and variable interest entity, Arki Network. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining microfinancing process will place our company in a unique position in the marketplace.

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

Recent Development

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. The transaction failed to go through as at December 31, 2017.On March 29, 2018, all shareholders of Shenzhou signed agreement to return all shares of CCGN to the Company. On April 13, 2018, the shareholders of Shenzhou returned all the shares to the Company.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the PRC, the Chinese Yuan (RMB). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

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

	June 30, 2018	December 31, 2017
Balance sheet items, except for the equity accounts	6.6186	6.5060
Items in the statements of income and comprehensive loss and statement of cash flow	6.3660	6.7442

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

Arki E-commerce receives interest income and Arki Network receives service fee from the transactions.

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

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, other receivables, other assets, accounts payable, accrued liabilities, other payable, related party payable, short term debt and derivative liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, US GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payable, and short term debt approximates their fair value due to their short-term maturities.

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

Management believes it is not practical to estimate the fair value of related party payable because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
REVENUE	$239,584	$3,143	$242,100	$133,768

COST OF REVENUE	(53,800)	-	(53,800)	-

GROSS PROFIT	185,784	3,143	188,300	133,768

Selling expenses	-	-	-	-
General and administrative expenses	(211,610)	(466,007)	(617,521)	(811,672)
LOSS FROM OPERATIONS	(25,826)	(462,864)	(429,221)	(677,904)

Other income	7	-	30	-
Interest income	893	(41,939)	25,541	5,344
Interest expense	(217,829)	(814,855)	(718,211)	(875,009)
Other expense	(39)	(183,550)	(199)	(183,550)
Reversal of provision for loan losses	-	34,452	-	-
Total other income (expenses)	(216,968)	(1,005,892)	(692,899)	(1,053,215)

Loss from continuing operations before income taxes	(242,794)	(1,468,756)	(1,122,120)	(1,731,119)

Income tax expense	-	-	-	-

Loss from continuing operations	(242,794)	(1,468,756)	(1,122,120)	(1,731,119)
Less: Net loss attributable to the non-controlling interest	(28,762)	(422,856)	(284,636)	(455,895)
Net loss attributable to the Company – continuing operations	$(214,032)	$(1,045,900)	$(837,484)	$(1,275,224)

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
Discontinued operations
Income (loss) from discontinued operations before income taxes (including pretax income (loss) on Yinhang in 2017	$-	$805,623	$-	$1,002,409
Income tax expense	-	(250,602)	-	(250,602)
Income from discontinued operations	-	555,021	-	751,807
Less: Net income attributable to the non-controlling interest	-	-	-	-

Net income attributable to the Company – discontinued operations	$-	$555,021	$-	$751,807

Net loss for the year	$(242,794)	$(913,735)	$(1,122,120)	$(979,312)
Net loss attributable to the Company	$(214,032)	$(490,879)	$(837,484)	$(523,417)

Weighted average number of common shares outstanding basic and diluted	27,868,190	32,178,849	30,026,529	32,178,849

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.01)	$(0.03)	$(0.03)	$(0.04)
-Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

DISCONTINUED OPERATIONS
-Basic	$0.00	$(0.02)	$(0.00)	$0.02
-Diluted	$0.00	$(0.02)	$(0.00)	$0.02

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.01)	$(0.02)	$(0.03)	$(0.02)
-Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Results of Operations - Comparison of the Three Months Ended June 30, 2018 and 2017

Gross Profit

During the three months ended June 30, 2018, we had gross profit of $185,784, compared to gross profit of $3,143 for the three months ended June 30, 2017, an increase of $182,641. The increase in gross profit was mainly attributable to increase of microfinancing and financial advisory services.

Operating expenses.

Operating expenses for the three months ended	June 30, 2018	June 30, 2017
Selling Expenses	$-	$-
General and Administrative	211,610	466,007
Total	$211,610	$466,007

Operating expenses totaled $211,610 for the three months ended June 30, 2018, compared to $466,007 for the three months ended June 30, 2017, a decrease of $254,397 or 55%. The decrease is mainly attributed to the professional fees we paid for potential acquisitions and the changing of auditors, etc for the three month ended June 30, 2017. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.).

Other income (expenses).

Other income (expenses) was ($216,968) for the three months ended June 30, 2018, a decrease of 788,924, compared to ($1,005,892) for the three months ended June 30, 2017. The decrease is mainly caused by the interest expense decrease of $597,026 from $814,855 for the three months ended June 30, 2017 to $217,829 for the three months ended June 30, 2018.

Provision for loan losses

We recognized a reversal of provision for loan loss of $34,452 for the three months ended June 30, 2017, compared with $0 for the three months ended June 30, 2018.

Loss from operations.

As a result of the factors described above, operating loss was $242,794 for the three months ended June 30, 2018, compared to the loss of $1,468,756 for the three months ended June 30, 2017, a decrease of $1,225,962.

Discontinued Operations

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of June 30, 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.” The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2017.

We generated $555,021 in net income from discontinued operations for the three months ended June 30, 2017.

Net income/loss

Net loss for the three months ended June 30, 2018 was $242,794, compared to the net loss of $913,735 for the three months ended June 30, 2017, a decrease of $670,941. The decrease of net loss is mainly due to the reduction of operating expenses and the increase of revenue.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the three months ended June 30, 2018 was $237,982, compared to translation gain of $77,141 for the three months ended June 30, 2017, a net decrease of $315,123.

Result of Operations - Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

During the six months ended June 30, 2018, we generated revenue of $242,100, compared to revenue of $133,768 for the six months ended June 30, 2017, an increase of $108,332 or 81%. The increase in revenue was mainly attributable to increase of microfinancing and financial advisory services.

Revenue for the six months ended	June 30, 2018	June 30, 2017
Arki E-commerce:
Interest Income	$-	$133,768
Arki Network:
Interest Income	161,400	-
Service Fee Income	80,700	-
Total	$242,100	$133,768

Cost of Revenue.

Cost of revenue was $53,800 and $0 for the six months ended June 30, 2018 and 2017, respectively. It was the service fee we paid for the micro-financing business. Cost of goods sold from Yin Hang (discontinued operation in 2017) for the six months ended June 30, 2018 and 2017 were $0 and $0, respectively and were included in net loss from discontinued operations.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $188,300 for the six months ended June 30, 2018, an increase of $54,532 or 41% comparing to gross profit of $133,768 for the six months ended June 30, 2017. The increase was mainly caused by the increase of microfinancing business in the six months ended June 30, 2018 compared with the same period of 2017.

Selling, general and administrative expenses.

Operating expenses for the six months ended	June 30, 2018	June 30, 2017
Selling Expenses	-	-
General and Administrative	617,521	811,672
Total	617,521	811,672

Selling expenses from Yin Hang (discontinued business) for the six months ended June 30, 2018 and 2017 were $0 and $225,855, respectively and were included in net loss from discontinued operations.

General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, depreciation and amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.). General and administrative expenses were $617,521 for the six months ended June 30, 2018, compared to $811,672 for the six months ended June 30, 2017, a decrease of $194,151 or 24%. The decrease is mainly attributed to the decrease of audit fee, attorney fee, filing fees and other professional fees etc in 2018 while we attempted to do acquisition in 2017.

General and administrative expenses from Yin Hang (discontinued business) for the six months ended June 30, 2018 and 2017 were $0 and $403,392, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $429,221 for the six months ended June 30, 2018, comparing to operating loss of $677,904 for the six months ended June 30, 2017. The loss decrease of $248,683 was mainly due to the decrease of general and administrative expense reduction for the six months ended June 30, 2018 compared to the same period in 2017.

The loan payable primarily represents the principal of lending funds received by America Arki (Tianjin) Capital Management Partnership from the limited partners. Arki Capital’s core business is wealth management and has establishes a limited liability partnership with investors. The provision of contracts specified the period of investment, fixed interest return and crudely plans of use funds. The fixed interest return rate was based on the amount of investment, which ranged from 4% to 100% per annum with a term of 6 months, one year or two years. The amounts of loan payables were $13,788,473 and $4,099,312 respectively as of June 30, 2018 and December 31, 2017. Total interest accrued was $718,209 and $860,379 respectively for the six months ended June 30, 2018 and 2017.

Other income and expenses.

Other expenses were $692,899 for the six months ended June 30, 2018, a decrease of $360,316 compare with $1,053,215 other expenses for the six months ended June 30, 2017. Other income for the six months ended June 30, 2018 and 2017 were $30 and $183,550. $183,550 was the refund from IRS in 2017 for the wrongful garnishment from our bank account in previous years. We incurred $199 and $0 respectively in other expense for the six months ended June 30, 2018 and 2017, Interest income was $25,541 and $5,344, respectively for the six months ended June 30, 2018 and 2017. $25,541 was paid by ICBC for the RMB 3,000,000 financial product we redeemed in six months ended June 30, 2018, and $5,344 was caused by the same product that had a balance of RMB5,000,000 as of June 30, 2017.

Income tax.

We had tax expense of $0 and $0 respectively for the six months ended June 30, 2018 and 2017 due to the operating loss in both periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss was $1,122,120 and $1,731,119 respectively from continuing operations for the six months ended June 30,2018 and 2017, a decrease in loss of $608,999 or 35%. The decrease was mainly caused by the exclusion of Yin Hang in 2018.

Net (loss) income from discontinued operations.

Net income from Yin Hang (discontinued business) for the six months ended June 30, 2018 and 2017 was $0 and $751,807, respectively and were included in net loss from discontinued operations.

Net loss.

As a result of the factors above, net loss for the six months ended June 30, 2018 was $1,122,120, comparing to net loss of $979,312 for the six months ended June 30, 2017, an increase of net loss of $142,808 or 15%.

Net (loss) income attributable to the company.

Net loss attributable to our company was $837,484, or losses of $0.03 per share (basic and diluted), for the six months ended June 30, 2018, comparing to a net loss of $523,417 or earnings of $0.04 per share (basic and diluted), for the six months ended June 30, 2017.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the six months ended June 30, 2018 was $101,036, comparing to translation loss of 147,390 for the six months ended June 30, 2017. The gain and loss is due to the fluctuation of the exchange rate between USD and RMB.

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

For the six months ended June 30, 2018 and 2017 there are 4,175,417 shares retired during the six months ended June 30, 2018 due to the failure of acquisition of Shenzhou Rongtong, while there were no share issued or retired for the six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, cash and cash equivalents were $1,491,515 and $725,774, respectively.

The following table sets forth information about our net cash flow for the six months ended June, 2018 and 2017:

Cash Flows Data:

	For six months ended June 30,
	2018	2017
Net cash flows provided by (used in) operating activities – continuing operations	$251,859	$(86,445)
Net cash flows provided by operating activities – discontinued operations	-	248,963
Cash flow provided by in operating activities	251,859	162,518
Net cash flows (used in) provided by investing activities – continuing operations	$(9,629,331)	$189,851
Net cash flows provided by investing activities-discontinued operations	-	-
Cash flows (used in) provided by investing activities	(9,629,331)	189,851
Net cash flows provided by (used in) financing activities – continuing operations	$10,186,026	$(587,903)
Net cash flows provided by financing activities – discontinued operations	-	-
Cash flows provided by (used in) financing activities	10,186,026	(587,903)

Net cash flow provided in operating activities was $251,859 for the six months ended June 30, 2018, comparing to $86,445 used in operating activities for the six months ended June 30, 2017, a net increase in cash provided of $338,304. The increase in net cash flow provided in operating activities was mainly due to the increase of interest payable and the increase of cash received in advance from customers for the six months ended June 30, 2018.

Net cash flow used in investing activities was $9,629,331 for the six months ended June 30, 2018, comparing to $189,851 provided by investing activities for the six months ended June 30, 2017, a net increase in usage of $9,819,182. The increase is mainly due to the origination of loan of 10,571,843 incurred for the six months ended June 30, 2018, while there is no loan disbursement for the six months ended June 30, 2017.

Net cash flow provided by financing activities was $10,186,026 for the six months ended June 30, 2018, comparing to the usuage of $587,903 for the six months ended June 30, 2017, a net increase of cash provided of $10,773,929. The increase is mainly caused by the proceeds from loan from individuals of $10,887,584 for the six months ended June 30, 2018, comparing to the proceeds from loan from individual of $2,394,931 for the six months ended June 30, 2017.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of June 30, 2018 and December 31, 2017, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of June 30, 2018 and December 31, 2017, no bank balances with the banks in U.S. exceeded the insured amount. As of June 30 2018 and December 31, 2017, bank balances with the Banks in the PRC amounted to $1,470,675 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

We had no bad debt from the loans since we started the micro-financing business in 2016. No single borrower has loan balance over 10% of the total loan outstanding as of June 30, 2018 and December 31, 2017.

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

Other Receivables

Other receivable was $34,601 as of June 30, 2018, comparing to $31,136 as of December 31, 2017. Other receivables consists of:

a)	$14,128 and $11,557 as of June 30, 2018 and December 31, 2017, respectively, belongs to Arki Network. It represents amount paid by Arki Network for other parties. Arki Network received all amount subsequently after the end of the period.

b)	$1,513 and $332 as of June 30, 2018 and December 31, 2017, respectively, belongs to Arki Capital.

c)	$16,510 and $16,795 as of June 30, 2018 and December 31, 2017, respectively, belongs to American Pine, which is the amount paid for others and will get paid back after the year end.

d)	$2,400 and $2400 as of June 30, 2018 and December 31, 2017, respectively, belongs to Consumer Capital Group Inc. in U.S. which represent refundable rent deposit.

e)	$50 and $52 as of June 30, 2018 and December 31, 2017, respectively, belongs to Arki E-commerce.

Prepaid Expenses

Prepaid expenses were $83,695 and $58,225 as of June 30, 2018 and December 31, 2017, respectively, consists of $82,495 of prepaid expense in Arkie Network as of June 30, 2018, and $57,025 prepaid expense in Arki Network and $1,200 prepaid rent in Consumer Capital Group Inc.as of December 31, 2018.

Short-term investment

Short-term investment of $461,115 as of December 31, 2017 is an available-for-sale investment of RMB3,000,000 for Arki E-Commerce, comparing to $0 as of June 30, 2018, a decrease of $461,115 or RMB 3,000,000.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the material weakness describe below.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

CONSUMER CAPITAL GROUP, INC.

Dated: August 14, 2018	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: August 14, 2018	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer