Form 10-Q
period 2018-09-30
Consumer Capital Group, Inc.
filed 2018-11-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54998

CONSUMER CAPITAL GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2517432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 Route 9W S Nyack, NY 10960	10960
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2018, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,969,703	$725,774
Prepaid expense (Note 4)	68,064	58,225
Other receivables (Note 6)	78,284	31,136
Loans receivable – third parties, net (Note 5)	2,306,415	-
Loans receivable – related parties, net (Note 5)	5,376,830	-
Fee receivables	457,470	-
Short-term investment (Note 8)	-	461,115

Total current assets	10,256,766	1,276,250

Non-current assets:
Property and equipment, net (Note 7)	78,951	83,184

Total non-current assets	78,951	83,184

Total Assets	$10,335,717	$1,359,434

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	September 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 9)	$3,500,392	$93,759
Loans payable to related parties, current portion (Note 9)	7,041,555	1,098,991
Accrued interest payable	2,875,732	531,812
Accrued fee payables	280,439	-
Taxes payable	-	442
Other payable	36,810	260
Payable to shareholders (Note 10)	109,009	117,767
Due to related parties (Note 14)	118,195	90,727
Deferred tax liabilities (Note 13)	79,107	83,507
Total current liabilities	14,041,239	2,017,265

Non-current liabilities:
Loans payable to third parties, non-current (Note 9)	$203,850	$1,506,309
Loans payable to related parties, non-current (Note 9)	1,274,061	1,400,253
Total non - current liabilities	1,477,911	2,906,562

Total Liabilities	15,519,150	4,923,827

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 32,208,849 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively.	2,721	3,221
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(11,222,211)	(10,264,149)
Accumulated other comprehensive income (loss)	136,763	(64,466)

Stockholders’ deficit before non-controlling interests	(3,061,050)	(2,303,717)

Non-controlling interests	(2,122,383)	(1,260,676)

Total stockholders’ deficit	(5,183,433)	(3,564,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,335,717	$1,359,434

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (IN U.S. $)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$174,048	$-	$201,486	$-
Interest income on loans-related parties	552,793	1,188	686,755	134,956
Service fee income on loans-third parties	87,025	-	100,744	-
Service fee income on loans-related parties	276,396	-	343,377	-
Commission income-third parties	255,313	-	255,313	-
Commission income-related parties	280,203	-	280,203	-
Total Revenue	1,625,778	1,188	1,867,878	134,956

Cost of revenue	(242,280)	-	(296,080)	-
Gross profit	1,383,498	1,188	1,571,798	134,956

Operating expenses:
General and administrative	(213,020)	(356,712)	(830,541)	(1,351,934)
Total operating expenses	(213,020)	(356,712)	(830,541)	(1,351,934)

Income (loss) from operations	1,170,478	(355,524)	741,257	(1,216,978)

Other income (expenses):
Interest income	(169)	280	25,372	5,624
Interest expense to third parties	(260,921)	(178,000)	(413,451)	(490,777)
Interest expense to related parties	(1,525,100)	(213,359)	(2,090,781)	(775,591)
Other expense	-	-	(229)	-
Provision for loan losses	(81,937)	-	(81,937)	-
Total other expenses	(1,868,127)	(391,079)	(2,561,026)	(1,260,744)

Loss before provision for income taxes	(697,649)	(746,603)	(1,819,769)	(2,477,722)

Provision for income taxes	-	-	-	-
Loss from operations	(697,649)	(746,603)	(1,819,769)	(2,477,722)
Less: Net loss attributable to the non-controlling interest	(577,071)	(284,345)	(861,707)	(740,240)
Net loss attributable to the Company’s shareholders - continuing operations	$(120,578)	$(462,258)	$(958,062)	$(1,737,482)

Discontinued operations
Income from discontinued operations before income taxes (Note 11)	$-	$390,840	$-	$1,393,249
Other income	-	1,029,636	-	1,029,636
Loss on disposal		(5,127,174)		(5,127,174)
Provision for income taxes	-	(97,711)	-	(348,313)
Loss from discontinued operations, net of income taxes	-	(3,804,409)	-	(3,052,602)

Net loss	(697,649)	(4,551,012)	(1,819,769)	(5,530,324)
Net loss attributable to the Company’s shareholders	$(120,578)	$(4,266,667)	$(958,062)	$(4,790,084)

Comprehensive Loss:
Net Loss	(697,649)	(4,551,012)	(1,819,769)	(5,530,324)

Foreign currency translation adjustment	(100,193)	(206,623)	(201,229)	(354,013)

Comprehensive loss	(797,842)	(4,757,635)	(2,020,998)	(5,884,337)

Less: comprehensive loss attributable to non-controlling interest	-	-	-	-
Comprehensive loss attributable to the Company	$(797,842)	$(4,757,635)	$(2,020,998)	$(5,884,337)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,187,091	27,485,092	32,212,993

Loss per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.00)	$(0.01)	$(0.03)	$(0.05)
-Diluted	(0.00)	(0.01)	(0.03)	(0.05)

DISCONTINUED OPERATIONS
-Basic	(0.00)	(0.12)	(0.00)	(0.09)
-Diluted	(0.00)	(0.12)	(0.00)	(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.00)	(0.13)	(0.03)	(0.15)
-Diluted	$(0.00)	$(0.13)	$(0.03)	$(0.15)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND YEAR ENDED DECEMBER 31, 2017 (IN U.S. $)

					Accumulated
			Additional	Accumulated	other	Stockholders’	Non-
	Common stock		paid-in	(deficit) /	comprehensive	equity /	controlling
	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2016	32,178,849	$3,218	7,990,637	$(4,675,858)	$143,943	$3,461,940	$(183,071)	$3,278,869
New Issues	30,000	3	31,040	-	-	31,043	-	31,043
Net Loss	-	-	-	(5,588,291)	-	(5,588,291)	(1,039,536)	(6,627,827)
Foreign currency Translation adjustment	-	-	-	-	(208,409)	(208,409)	(38,069)	(246,478)
Balance at December 31, 2017	32,208,849	$3,221	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
Cancellation of shares	(5,000,000)	(500)	-	-	-	(500)	-	(500)
Net Loss	-	-	-	(958,062)	-	(958,062)	(861,707)	(1,819,769)
Foreign currency Translation adjustment	-	-	-	-	201,229	201,229	-	201,229
Balance at September 30, 2018	27,208,849	$2,721	$8,021,677	$(11,222,211)	$136,763	$(3,061,050)	$(2,122,383)	$(5,183,433)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (IN U.S. $)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,819,769)	$(5,530,324)
Less: Net income from discontinued operations	-	(3,052,602)
Net loss from continuing operations	(1,819,769)	(2,477,722)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,057	19,016
Amortization of debt discount	-	43,890
Allowance for loan losses	81,937	-
Deferred tax expense	-	3,419

Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(13,451)	28,150
(Increase) Decrease in other receivables	(51,376)	3,300,335
Decrease in interest receivables	-	19,350
(Increase) in fee receivables	(482,985)	-
Increase (Decrease) in accrued liabilities	36,877	(9,398)
Decrease in taxes payable	(550)	(351,308)
Increase in fees payable	296,080	-
Increase in interest payable	2,504,232	50,838
(Decrease) Increase in due from related parties	(1,584,892)	620,665
(Decrease) Increase in payable to Caesar Capital Mgmt Ltd	(8,758)	15,732
Decrease in received in advance	-	(129,574)
Decrease in other payable	-	(165,731)

Net cash used in operating activities from continuing operations	(1,025,598)	(2,084,940)

Net cash used in operating activities from discontinuing operations	-	(215,393)

Cash flows used in operating activities	(1,025,598)	(2,300,333)

Cash flows from investing activities:
Originated loans disbursement	(15,111,473)	-
Repayment of loans from customers	6,902,794	683,496
Proceeds of short-term investments	-	(51,205)
Redemption of short-term investment	461,184	-
Proceeds of long-term investment	-	(450,795)

Net cash (used in) provided by investing activities from continuing operation	(7,747,495)	181,496
Net cash provided by investing activities from discontinued operation	-	-
Cash flow (used in) provided by investing activities	(7,747,495)	181,496

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (IN U.S. $)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from related party debt	1,616,458	(1,228,028)
Change of capital	(500)	31,043
Proceeds from loans payable	15,757,131	3,495,168
Repayment of loans payable	(7,166,805)	(2,037,815)

Net cash provided by financing activities from continuing operations	10,206,284	260,368
Net cash provided by financing activities from discontinued operations	-	-

Cash flows provide by financing activities	10,206,284	260,368

Effect of exchange rate changes on cash,	(189,262)	1,299,025

Net change in cash and cash equivalents	1,243,929	(559,444)

Cash and cash equivalents, beginning balance	$725,774	$1,478,005
Cash and cash equivalents, ending balance	1,969,703	918,561
Less: Cash and equivalents from discontinued operations	-	-
Cash and equivalents from continuing operations	1,969,703	918,561

Supplemental disclosure of cash flow information
Cash paid for interest	$2,062,539	$1,187.003

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (unaudited) (IN U.S. $)

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

On August 21, 2018, the Company incorporated Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. The Company developed the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2018 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG California”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki Beijing E commerce Technology Corp. (“Arki Beijing”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine Beijing Bio-tech, Inc. (“America Pine Beijing”)	March 21, 2007	PRC	100	%(1)	Assists in payment collection for e-commerce business.

America Arki Fuxin Network Management Co. Ltd. (“Arki Fuxin”)	November 26, 2010	PRC	100	%(1)	Performs the principal daily e-commerce operations, transactions and management of the “consumer market network”.

America Arki Network Service Beijing Co. Ltd. (“Arki Network Service” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

Yin Hang Financial Information Service (Shanghai) Co., Ltd (“Yin Hang”)	November 22, 2013	PRC	0	%(4)	Collects service fees calculated based on the complexity, required time, contents and commercial value of the credit risks assessment services provided to the lenders and borrowers on a third party peer to peer (“P2P”) online lending platform as of September 1, 2017, no longer owned by the Company. The results of operations of Yin Hang are reflected in the consolidated financial statements as “discontinued operations”.

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”)	August 22, 2018	PRC	100%		Collects service fees of 25% of the sales amount for all the revenues realized on the platform for trading of antiques.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service, Inc. owned entities
(4)	Discontinued operation on August 31, 2017

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future years.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Cash and cash equivalent	$1,946,579	$686,368
Loan receivables, net	7,683,245	-
Fees receivables	457,470	-
Prepaid expenses	66,864	57,025
Due from inter-company	3,257,022	1,386,108
Due from related party	1,588,293	96,968
Other receivables	59,780	11,890
Total current assets	15,059,253	2,238,359

Property and equipment, net	38,637	50,453
Intangible assets, net	-	317,888
Long-term investment	301,140	-
Total non-current assets	339,777	368,341

Total assets	$15,399,030	$2,606,700

Loans payable - current portion	$10,541,947	$1,192,750
Interest payable	2,875,732	531,812
Fee payables	280,439	-
Accrued liabilities	5,834	203
Due to inter-company	3,507,384	1,729,803
Due to related parties	1,726,545	250,810
Deferred tax liability	113,908	120,243
Total Current liabilities	$19,051,789	$3,825,621

Loans payable, non-current portion	1,477,911	2,906,562
Total non-current liabilities	$1,477,911	$2,906,562

Total liabilities	20,529,700	6,732,183

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Net revenue	$1,867,878	$-

Net loss from continuing operation	$(1,290,726)	$(1,765,344)
Less: Net loss attributable to the non-controlling interest	(861,707)	(740,240)
Net loss attributable to the company – continuing operations	$(429,019)	$(1,025,104)

Net income from discontinued operations	$-	$-
Less: Net income attributable to the non-controlling interest	-	-
Net income attributable to the company – discontinued operations	$-	$-

Net loss for the periods	$(1,290,726)	$(1,765,344)
Net loss attributable to the Company’s shareholders	$(429,019)	$(1,025,104)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow (used in) provided by operating activities	$(600,397)	$893,788
-Net cash (used in) provided by operating activities from continuing operations	(600,397)	1,109,181
-Net cash used in operating activities from discontinued operations	-	(215,393)

Cash flow (used in) provided by investing activities	$(8,193,247)	$343,802
-Net cash (used in) provided by investing activities from continuing operations	(8,193,247)	343,802
-Net cash used in investing activities from discontinued operations	-	-

Net cash provided by (used in) financing activities	$10,162,320	$(1,345,374)
-Net cash provided by (used in) financing activities from continuing operations	10,162,320	(1,345,374)
-Net cash provided by financing activities from discontinued operations	-	-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of September 30, 2018	As of December 31, 2017
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1456	0.1537

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1470	0.1502	0.1537	0.1482

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $(201,229) and $(354,013) for the nine months ended September 30, 2018 and 2017, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Commission income for art & antique trading platform

The Company started to operate the platform for art & antique trading in the 3rd quarter of 2018. On August 21, 2018, the Company incorporated Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. The Company plan to develop the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. Sellers put their art & antique on our platform for sell. The Company get a 25% of the selling price as the commission income.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of September 30, 2018 and December 31, 2017, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The tables below present information as of September 30, 2018 and December 31 2017, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

September 30, 2018:
Level 1
Available-for-sale:
Short-term investments	$-

December 31, 2017:
Level 1
Available-for-sale:
Short-term investments	$461,115

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2018 and December 31, 2017, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2017 and 2016 and 2015 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $1,819,769 for the nine months ended September 30, 2018 and an accumulated deficit of $11,222,211 as of September 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. For publicly-traded business entities, Topic 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the new revenue standard beginning July 1, 2018, using the modified retrospective method. The Company anticipates that the application of the new standard in the future may result in more disclosures, but its application is not likely to have a material impact on the timing and amounts of revenue recognized in the respective reporting periods.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of September 30, 2018 and December 31, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued at 6% and range from 8% to 30% for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, loan receivables from third parties was $2,306,415 and $0, net of provision for loan losses of $23,298, and $0, respectively; loan receivables from related parties was $5,376,830 and $0, net of provision for loan losses of $54,311 and $0, respectively.

Loan receivable consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Unaudited)

Loans receivable - third parties	$2,329,713	$-
Loans receivable - related parties	5,431,141	-
Total loans receivable	$7,760,854
Allowance for loan losses	(77,609)	-

Loans receivable, net	$7,683,245	$-

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms are 3 months.

The following table represents the aging of loan receivables as of September 30, 2018:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$2,955,822	$-	$-	$-	$2,955,822	$4,805,032	$7,760,854

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the nine months ended September 30, 2018 and 2017, the allowance for loan losses were $81,937 and nil, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of September 30, 2018 and December 31, 2017.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Unaudited)

Advances to unrelated third-parties	$75,884	$28,736
Other deposits	2,400	2,400

Total	$78,284	$31,136

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)

Leasehold improvement	$65,933	$53,797
Office equipment	25,632	25,748
Furniture & fixtures	6,625	6,994
Motor vehicles	20,710	20,710
	118,900	107,249
Less: accumulated depreciation	(39,949)	(24,065)
Total property & equipment, net	$78,951	$83,184

For the nine months ended September 30, 2018 and 2017, depreciation expense from the continuing operations was $17,057 and $19,016, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale securities in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)
Available-for-sale:
Short-term investment	$461,115	$719,859
Less: Redemption	(461,115)	(258,744)
Total available-for-sale	$-	$461,115

Interest income earned from the short-term investments for the nine months ended September 30, 2018 and 2017 was $24,115 and $4,675 respectively.

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 4% to 54% per annum.

Loans payable consisted of the following as of September 30, 2018 and December 31, 2017:

	Remaining	September 30,	December 31,
Interest rate	maturity	2018	2017
		(Unaudited)

4%	Within 1 year	$-	$-
12%	Within 1 year	136,870	-
13%	Within 1 year	-	15,370
14%	Within 1 year	75,716	158,316
18%	Within 1 year	800,839	-
40%-54%	Within 1 year	9,528,522	1,019,064
40%-54%	Between 1 to 2 years	1,477,911	2,906,562
		$12,019,858	$4,099,312

	Current portion	$10,541,947	$1,192,750
	Non-current portion	$1,477,911	$2,906,562

The Company has loans payable to related parties of $8,315,616 and $2,499,245, and loans payable to third parties of 3,704,242 and $1,600,067 as of September 30, 2018 and December 31, 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded $2,504,232 and $1,266,368 of interest expenses, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $109,009 and $117,767 to the Company as of September 30, 2018 and December 31, 2017, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were originally due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

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

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of September 30, 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the nine months ended September 30, 2017.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The significant items included discontinued operations are as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$607,029	$-	$2,238,702
Operating expenses	-	(216,174)	-	(845,421)
Interest expense	-	(15)	-	(32)

Income from discontinued operations before income taxes	-	390,840	-	1,393,249
Provision for income taxes	-	(97,711)	-	(348,313)
Income from discontinued operations	$-	$293,129	$-	$1,044,936

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

12.	NONCONTROLLING INTEREST

As of September 30, 2018 and December 31, 2017, non-controlling interest of Ark Tianjin of $2,122,383 and $1,260,676, respectively, was recognized in the Company’s consolidated balance sheets, representing Ark Tianjin’s cumulative results of operations attributable to shareholders other than CCG Group.

For the nine months ended September 30, 2018 and 2017, a $861,707 and a $740,240 net loss, respectively, attributable to the non-controlling interest of Arki Tianjin was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Tianjin’s net loss attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21%.

The People’s Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2018 and 2017, respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	34%	21%	34%
Foreign income not recognized in the U.S.	(21)%	(34)%	(21)%	(34)%

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(25)%	(25)%	(25)%	(25)%

Effective income tax rates	-	-	-	-

Loss before income taxes from continuing operations consists of:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(27,565)	$627,774	$(63,242)	$447,873
PRC	(670,085)	(1,374,377)	(1,756,529)	(2,925,595)

Total	$(697,650)	$(746,603)	$(1,819,770)	$(2,477,722)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Accrued interest payable	$21,873	$23,089
Accrual	32,596	34,409
Provision for loan losses	19,402	-
Total deferred tax assets	73,871	57,498
Less: Valuation allowance	(73,871)	(57,498)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Accrued interest receivable	$34,323	$36,232
Accrued interest payable	44,784	47,275
Net total deferred liabilities	$79,107	$83,507

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

13.	INCOME TAXES (continued)

As of September 30, 2018 and December 31, 2017, the Company has a deferred tax asset of $73,871 and $57,498, and a deferred tax liability of $79,107 and $83,507 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of September 30, 2018 and December 31, 2017, the Company did not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of September 30, 2018 and December 31, 2017, $73,871 and $57,498 valuation allowance was recorded respectively.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of September 30, 2018 and December 31, 2017:

	September 30 2018	December 31, 2017
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$85,374	$83,747
Mr. Fei Gao	6, 612	6,980
Related company controlled by Ms. Lihua Xiao	26,209	-

	$118,195	$90,727

As of September 30, 2018 and December 31, 2017, the amounts owed to related parties are without interest and due on demand.

c)	Loans receivable form related parties

	September 30,	December 31,
	2018	2017
	(Unaudited)

Related companies of non-controlling stockholders	$5,431,141	$-

Total	$5,431,141	$-

Interest income derived from the above loans receivable from related parties were $686,755 and $134,956 for the nine months ended September 30, 2018 and 2017, respectively. Fee income derived from the above loans receivable from related parties were $343,377 and nil for the nine months ended September 30, 2018 and 2017, respectively.

d)	Loans payable to related parties

	September 30, 2018	December 31, 2017
	(Unaudited)

Non-controlling stockholders	$3,436,326	$2,499,245
Related companies of non-controlling stockholders	4,879,290	-

	$8,315,616	$2,499,245

Interest expenses incurred on the above loans payable to related parties were $2,090,781 and $775,591 for the nine months ended September 30, 2018 and 2017, respectively.

e)	Commission income received from related parties

	For the nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Non-controlling stockholders	$253,800	$-
Related company of non-controlling stockholder	26,403	-

	$280,203	$-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of September 30, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the nine months ended September 30,

2019	$59,130
2020	53,808
2021	53,808
2022	4,484

Total	$171,230

The rent expense for the nine months ended September 30, 2018 and 2017 was $52,159 and $38,677 respectively.

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

As of September 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN U.S. $)

16.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2018 and December 31, 2017, we had no uninsured balances with the banks in U.S. As of September 30, 2018 and December 31, 2017, our bank balances in the PRC were $1,955,840 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

On December 15, 2014, the Company entered into a six-year agreement with the Chief Operating Officer, Mr. Fei Gao, for a compensation of approximately $2,655 (RMB 18,000) per month.

17.	SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

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

Recent Development

On August 21, 2018, we incorporated Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. We developed the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce.

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

	September 30, 2018	December 31, 2017
Balance sheet items, except for the equity accounts	6.8678	6.5060
Items in the statements of income and comprehensive loss and statement of cash flow	6.5050	6.7442

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

The service fees are paid typically by borrowers as a one-time payment for each loan. The service fees compensate for the costs that incurred in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrowers’ account portfolios. Arki E-Commerce record service fees paid by borrower as a component of operating revenue when received. Arki E-Commerce provides funding of the private loans for borrowers and Arki Network and UnionPay collectively act as intermediary to facilitate the loan transactions. UnionPay Liaoning provides the qualified borrowers (based on historical sales volume generated through credit card transactions using UnionPay’s system). Arki Network would receive a one-time service fee for each loan when the clients receive the loan.

Arki E-commerce receives interest income and Arki Network receives service fee from the transactions.

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

Commission income for art & antique trading platform

We started to operate the platform for art & antique trading in the 3rd quarter of 2018. On August 21, 2018, we incorporated Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. We plan to develop the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. Sellers put their art & antique on our platform for sell. We get a 25% of the selling price as the commission income.

Discontinued Operations

See “Note 11 — DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. For publicly-traded business entities, Topic 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the new revenue standard beginning July 1, 2018, using the modified retrospective method. The Company anticipates that the application of the new standard in the future may result in more disclosures, but its application is not likely to have a material impact on the timing and amounts of revenue recognized in the respective reporting periods.

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

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
REVENUE
Interest income on loans-third parties	$174,048	$-	$201,486	$-
Interest income on loans-related parties	552,793	1,188	686,755	134,956
Service fee income on loans-third parties	87,025	-	100,744	-
Service fee income on loans-related parties	276,396	-	343,377	-
Commission income-third parties	255,313	-	255,313	-
Commission income-related parties	280,203	-	280,203	-
Total revenue	1,625,778	1,188	1,867,878	134,956

COST OF REVENUE	(242,280)	-	(296,080)	-

GROSS PROFIT	1,383,498	1,188	1,571,798	134,956

Selling expenses	-	-	-	-
General and administrative expenses	(213,020)	(356,712)	(830,541)	(1,351,934)
LOSS FROM OPERATIONS	1,170,477	(356,712)	741,257	(1,216,978)

Interest income	(169)	280	25,372	5,624
Interest expense to third parties	(260,921)	(178,000)	(413,451)	(490,777)
Interest expense to related parties	(1,525,100)	(213,359)	(2,090,781)	(775,591)
Other expense	-	-	(229)	-
Provision for loan losses	(81,937)	-	(81,937)	-
Total other income (expenses)	(1,868,127)	(391,079)	(2,561,026)	(1,260,744)

Income (Loss) from continuing operations before income taxes	(697,649)	(746,603)	(1,819,769)	(2,477,722)
Income tax expense	-	-	-	-
Loss from continuing operations	(697,649)	(746,603)	(1,819,769)	(2,477,722)
Less: Net loss attributable to the non-controlling interest	(577,071)	(284,345)	(861,707)	(740,240)
Net loss attributable to the Company – continuing operations	$(120,578)	$(462,258)	$(958,062)	$(1,737,482)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Discontinued operations
Income (loss) from discontinued operations before income taxes (including pretax income (loss) on Yinhang in 2017	$-	$390,840	$-	$1,393,249
Other income		1,029,636		1,029,636
Loss on disposal		(5,127,174)		(5,127,174)
Income tax expense	-	(97,711)	-	(348,313)
Net income attributable to the Company – discontinued operations	-	(3,804,409)	-	(3,052,602)

Net loss for the period	$(697,649)	$(4,551,012)	$(1,819,769)	$(5,530,324)
Net loss attributable to the Company	$(120,578)	$(4,266,667)	$(958,062)	$(4,790,084)

Results of Operations - Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

During the three months ended September 30, 2018, we had a revenue of $1,625,778, a $1,624,590 increase compared with the revenue of $1,188 for the three months ended September 30, 2017. Among the total revenue of $1,625,778, $726,841 is loan interest income earned in Arki Capital, $363,421 is the fee income from Arki Network for the loan and $535,516 is the fee income related to the art & antique trading.

Cost of Sales

Cost of sales for the three months ended September 30, 2018 is $242,080. It solely consists of the service fee in Arki network.

Gross Profit

Gross profit of $1,383,498, compared to gross profit of $1,188 for the three months ended September 30, 2017, an increase of $1,382,310. $726,841 of the increase was attributable to the interest income of Arki Capital, $363,421was the microfinancing and financial advisory services income, and $535,516 was the fee income we received on the platform of art & antique trading.

Operating expenses.

Operating expenses for the three months ended	September 30, 2018	September 30, 2017
Selling Expenses	$-	$-
General and Administrative	213,020	356,712
Total	$213,020	$356,712

Operating expenses totaled $213,020 for the three months ended September 30, 2018, compared to $356,712 for the three months ended September 30, 2017, a decrease of $143,692 or 40%. The decrease is mainly attributed to the professional fees we paid for potential acquisitions and the changing of auditors, etc for the three months ended September 30, 2017. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.).

Other income (expenses).

Other income (expenses) was ($1,868,127) for the three months ended September 30, 2018, a net increase of $1,477,048, compared to ($391,079) for the three months ended September 30, 2017. The increase is caused partially by the interest expense increase of $1,786,021 from $391,359 for the three months ended September 30, 2017, and partially attribute to the nonoccurrence of other income for the three months ended September 30, 2018.

Provision for loan losses

Provision for loan losses is $81,937 for the three months ended September 30, 2018, compared to $0 for the three months ended September 30, 2017. We accrued 1% of total loan receivable as provision for loan losses.

Loss from operations.

As a result of the factors described above, operating loss was $697,649 for the three months ended September 30, 2018, compared to the loss of $746,603 for the three months ended September 30, 2017, a net decrease of $48,954.

Discontinued Operations

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of September 30, 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.” The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2017.

We generated $390,840 in net income from discontinued operations for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2018.

Net loss

Net loss for the three months ended September 30, 2018 was $697,649, compared to the net loss of $4,551,012 for the three months ended September 30, 2017, a decrease of loss of $3,853,363. The decrease of net loss is mainly due to the reduction of operating expenses and the increase of revenue.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the three months ended September 30, 2018 was $100,193, compared to translation loss of $206,623 for the three months ended September 30, 2017, a net loss decrease of $106,430. The foreign currency translation loss decrease is caused by the fluctuation of RMB versus US $ for the two periods.

Result of Operations - Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

During the nine months ended September 30, 2018, we generated revenue of $1,867,878, compared to revenue of $134,956 for the nine months ended September 30, 2017, an increase of $1,732,922. $888,241 of the revenue came from the loan interest income Arki Capital earned, 444,121 came from the service fee Arki Network earned for the loan service the Company provided, and $535,516 was from the online platform of selling art & antiques.

Revenue for the nine months ended	September 30, 2018	September 30, 2017
Arki E-commerce:
Interest Income	$-	$134,956
Arki Tianjin
Fee income for boutique platform	535,516	-
Arki Network:
Interest Income	888,241	-
Service Fee Income	444,121	-
Total	$1,867,878	$134,956

Cost of Revenue.

Cost of revenue was $296,080 and $0 for the nine months ended September 30, 2018 and 2017, respectively. It was the service fee we paid for the micro-financing business. Cost of goods sold from Yin Hang (discontinued operation in 2017) for the nine months ended September 30, 2018 and 2017 were $0 and $0, respectively and were included in net loss from discontinued operations.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $1,571,798 for the nine months ended September 30, 2018, an increase of $1,436,842 comparing to gross profit of $134,956 for the nine months ended September 30, 2017. $309,165 of the increase was caused by the increase of microfinancing business in the nine months ended September 30, 2018 compared with the same period of 2017, $888,241 was caused by the emergence of loan interest income earned by Arki Capital, and $535,516 was the fee income for the platform we setup for the boutique trading.

Selling, general and administrative expenses.

Operating expenses for the nine months ended	September 30, 2018	September 30, 2017
Selling Expenses	-	-
General and Administrative	830,541	1,351,934
Total	830,541	1,351,934

General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, depreciation and amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.). General and administrative expenses were $830,541 for the nine months ended September 30, 2018, compared to $1,351,934 for the nine months ended September 30, 2017, a decrease of $521,393 or 39%. The decrease is mainly attributed to the decrease of audit fee, attorney fee, filing fees and other professional fees etc in 2018 while those expenses were bigger when we attempted to do acquisitions in 2017.

Income (loss) from operations.

As a result of the factors described above, operating income was $741,257 for the nine months ended September 30, 2018, comparing to operating loss of $1,216,978 for the nine months ended September 30, 2017. The net change from loss in 2017 to the gain in 2018 was mainly due to the increase of revenue, the decrease of general and administrative expense occurred for the nine months ended September 30, 2018 compared to the same period in 2017.

Other income and expenses.

Other income (expenses) were $2,561,026 for the nine months ended September 30, 2018, an increase of $1,300,282 compare with $1,260,744 other expenses for the nine months ended September 30, 2017.

We incurred $229 and $0 respectively in other expense for the nine months ended September 30, 2018 and 2017, respectively.

Interest income was $25,372 and $5,624, respectively for the nine months ended September 30, 2018 and 2017, respectively. $25,372 was paid by ICBC for the RMB 3,000,000 financial product we redeemed in nine months ended September 30, 2018, and $5,624 was caused by the same product that had a balance of RMB5,000,000 as of September 30, 2017.

Interest expense was $2,504,232 for the nine months ended September 30, 2018, an increase of $1,237,864 compared to $1,266,368 for the nine months ended September 30, 2017. The increase in interest expense is caused by the loan interest accrued in Arki Capital for the loan from individual.

Income tax.

We had tax expense of $0 and $0 respectively for the nine months ended September 30, 2018 and 2017 due to the operating loss in both periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss was $1,819,769 and $2,477,722 respectively from continuing operations for the nine months ended September 30, 2018 and 2017, an increase in loss of $657,953 or 27%. The decrease was mainly caused by the exclusion of Yin Hang in 2018.

Net loss from discontinued operations.

Net loss from Yin Hang (discontinued business) for the nine months ended September 30, 2018 and 2017 was $0 and $3,052,602, respectively and were included in net loss from discontinued operations and other income derived from relief of debt by Yin Hang.

Net loss.

As a result of the factors above, net loss for the nine months ended September 30, 2018 was $1,819,769, comparing to net loss of $5,530,324 for the nine months ended September 30, 2017, a decrease of net loss of $3,710,555 or 67%.

Net loss attributable to the company.

Net loss attributable to our company was $958,062, or losses of $0.03 per share (basic and diluted), for the nine months ended September 30, 2018, comparing to a net loss of $4,790,084 or earnings of $0.15 per share (basic and diluted), for the nine months ended September 30, 2017.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the nine months ended September 30, 2018 was $201,229, a decrease in translation loss of $152,784 or 43% comparing to translation loss of 354,013 for the nine months ended September 30, 2017. The translation loss is due to the fluctuation of the exchange rate between USD and RMB in the above periods.

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

For the nine months ended September 30, 2018, there are 4,175,417 shares retired due to the failure of acquisition of Beijing Shenzhou Rongtong Investment Management Co. Ltd., while there was no share issued or retired for the nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, cash and cash equivalents were $1,969,703 and $725,774, respectively.

The following table sets forth information about our net cash flow for the nine months ended September 30, 2018 and 2017:

Cash Flows Data:

	For nine months ended September 30,
	2018	2017
Net cash flows used in operating activities – continuing operations	$(1,025,598)	$(2,084,940)
Net cash flows used in operating activities – discontinued operations	-	(215,393)
Cash flow used in operating activities	(1,025,598)	(2,300,333)
Net cash flows provided by (used in) investing activities – continuing operations	$(7,747,495)	$181,496
Net cash flows provided by investing activities-discontinued operations	-	-
Cash flows provided by (used in) investing activities	(7,747,495)	181,496
Net cash flows provided by financing activities – continuing operations	$10,206,284	$260,368
Net cash flows provided by financing activities – discontinued operations	-	-
Cash flows provided by financing activities	10,206,284	260,368

Net cash flow used in operating activities was $1,025,598 for the nine months ended September 30, 2018, comparing to $2,300,333 used in operating activities for the nine months ended September 30, 2017, a net decrease in cash used of $1,274,735 or 55%. The decrease in net cash flow used in operating activities was mainly due to the decrease in other receivables, increase of interest payable and the increase of cash received in advance from customers for the nine months ended September 30, 2018.

Net cash flow used in investing activities was $7,747,495 for the nine months ended September 30, 2018, comparing to $181,496 provided by investing activities for the nine months ended September 30, 2017, a net increase in usage of $7,928,991. The increase is mainly due to the origination of loan of 15,111,473 incurred for the nine months ended September 30, 2018, while there is no loan disbursement for the nine months ended September 30, 2017 and the redemption of short-term investments of $461,184 for the nine months ended September 30, 2018 compared to $0 for the nine months ended September 30, 2017.

Net cash flow provided by financing activities was $10,206,284 for the nine months ended September 30, 2018, comparing to the cash provided of $260,368 for the nine months ended September 30, 2017, an increase of cash provided of $9,945,916. The increase is mainly caused by the increase of proceeds from loan from individuals of $12,261,963 for the nine months ended September 30, 2018 compared to 2017, a net increase of proceeds from related party debt of $2,844,486, net of the repayment of loan from individuals of $5,128,990 for the nine months ended September 30, 2018, comparing to the nine months ended September 30, 2017.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of September 30, 2018 and December 31, 2017, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of September 30, 2018 and December 31, 2017, no bank balances with the banks in U.S. exceeded the insured amount. As of September 30 2018 and December 31, 2017, bank balances with the Banks in the PRC amounted to $1,955,840 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

We had no bad debt from the loans since we started the micro-financing business in 2016. No single borrower has loan balance over 10% of the total loan outstanding as of September 30, 2018 and December 31, 2017.

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

Other Receivables

Other receivables were $78,284 as of September 30, 2018, comparing to $31,136 as of December 31, 2017. Other receivables consist of:

a)	$58,320 and $11,557 as of September 30, 2018 and December 31, 2017, respectively, belongs to Arki Network. It represents amount paid by Arki Network for other parties. Arki Network received all amount subsequently after the end of the period.

b)	$1,460 and $332 as of September 30, 2018 and December 31, 2017, respectively, belongs to Arki Capital.

c)	$15,910 and $16,795 as of September 30, 2018 and December 31, 2017, respectively, belongs to American Pine, which is the amount paid for others and will get paid back after the year end.

d)	$2,400 and $2400 as of September 30, 2018 and December 31, 2017, respectively, belongs to Consumer Capital Group Inc. in U.S. which represent refundable rent deposit.

e)	$194 and $52 as of September 30, 2018 and December 31, 2017, respectively, belongs to Arki E-commerce

Prepaid Expenses

Prepaid expenses were $68,064 and $58,225 as of September 30, 2018 and December 31, 2017, respectively, consists of $66,864 of prepaid expense in Arkie Network as of September 30, 2018, and $57,025 prepaid expense in Arki Network and $1,200 prepaid rent in Consumer Capital Group Inc.as of September 31, 2018.

Short-term investment

Short-term investment of $461,115 as of December 31, 2017 is an available-for-sale investment of RMB3,000,000 for Arki E-Commerce, comparing to $0 as of September 30, 2018, a decrease of $461,115 or RMB 3,000,000.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 for the material weakness describe below.

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

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

CONSUMER CAPITAL GROUP, INC.

Dated: November 14, 2018	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: November 14, 2018	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer