Form 10-Q/A
period 2017-06-30
Consumer Capital Group, Inc.
filed 2019-04-01
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54998

CONSUMER CAPITAL GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2517432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1125 Route 9W S Nyack, New York	10960
(Address of principal executive offices)	(Zip Code)

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$773,421	$724,492
Loans receivable, net (Note 5)	-	683,496
Interest receivables	-	19,350
Prepaid expense (Note 4)	55,915	1,200
Other receivables (Note 6)	432,163	555,560
Due from related parties	-	213,377
Short-term investment (Note 8)	442,440	719,855
Current assets from discontinued operations	2,298,938	3,081,886

Total current assets	4,002,877	5,999,216

Non-current assets:
Property and equipment, net (Note 7)	91,750	47,166
Deferred tax assets	-	57,498
Non-current assets from discontinued operations	1,489,322	1,508,985

Total non-current assets	1,581,072	1,613,649

Total Assets	$5,583,949	$7,612,865

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	June 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable, current portion (Note 9)	$892,254	$2,332,330
Accrued interest payable	113,369	129,574
Accrued liabilities	-	17,570
Taxes payable	495	-
Other payables	3,771	-
Payable to shareholder (Note 10)	117,767	102,035
Due to related parties (Note 14)	55,723	1,108,137
Deferred tax liabilities (Note 13)	80,124	135,717
Current Liabilities from discontinued operations	61,995	508,633
Total current liabilities	1,325,498	4,333,996

Non-current liabilities:
Loans payable, non-current portion (Note 9)	$2,116.338	$-
Total non - current liabilities	2,116,338	-

Total Liabilities	3,441,836	4,333,996

Stockholders’ equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,178,849 and 32,178,849 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively.	3,218	3,218
Additional paid-in capital	7,980,583	7,990,637
Accumulated deficit	(5,199,275)	(4,675,858)
Accumulated other comprehensive (loss)income	(3,447)	143,943

Stockholders’ equity before non-controlling interests	2,781,079	3,461,940

Non-controlling interests	(638,966)	(183,071)

Total stockholders’ equity	2,142,113	3,278,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,583,949	$7,612,865

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,143	$-	$133,768	$-
Cost of revenue	-	-	-	-
Gross profit	3,143	-	133,768	-

Operating expenses:
General and administrative	(466,007)	(420,240)	(811,672)	(579,320)
Total operating expenses	(466,007)	(420,240)	(811,672)	(579,320)

(Loss) from operations	(462,864)	(420,240)	(677,904)	(579,320)

Other income (expenses):
Interest income	(41,939)	-	5,344	-
Interest expense	(814,855)	(37,520)	(875,009)	(72,076)
Other income	-	11,170	-	-
Other expense	(183,550)	-	(183,550)	11,170
Reversal of provision for loan loss	34,452	-	-	-
Total other expenses	(1,005,892)	(26,350)	(1,053,215)	(60,906)

Loss before provision for income taxes	(1,468,756)	(446,590)	(1,731,119)	(640,226)

Provision for income taxes	-	-	-	-
Loss from operations	(1,468,756)	(446,590)	(1,731,119)	(640,226)
Less: Net loss attributable to the non-controlling interest	(422,856)	(36,575)	(455,895)	(53,473)
Net loss attributable to the Company’s shareholders - continuing operations	(1,045,900)	(410,015)	$(1,275,224)	$(586,753)

Discontinued operations
Income from discontinued operations before income taxes (Note 11)	$751,317	$1,519,914	$1,002,409	$1,304,929
Provision for income taxes	(196,295)	(73,411)	(250,602)	(73,411)
Income from discontinued operations, net of income taxes	555,022	1,446,503	751,807	1,231,518

Less: Net income attributable to non-controlling interest	-	711,391	-	605,661
Net income attributable to the Company’s shareholders	$555,022	$735,112	$751,807	$625,857

Comprehensive (loss) income:
Net (loss) income	(913,734)	999,913	(979,312)	591,292

Foreign currency translation adjustment	77,141	3,199	(147,390)	(22,144)

Comprehensive (loss) income	(836,593)	1,003,112	(1,126,702)	569,148

Less: comprehensive income attributable to non-controlling interest	590,356	609,499	455,895	474,453
Comprehensive (loss) income attributable to the Company	(1,426,949)	393,613	$(1,582,597)	$(94,695)

Weighted average number of common shares outstanding basic and diluted	32,178,849	31,165,740	32,178,849	31,165,740

Loss per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.05)	$(0.01)	$(0.05)	$(0.02)
-Diluted	(0.05)	(0.01)	$(0.05)	$(0.02)

DISCONTINUED OPERATIONS
-Basic	0.02	0.05	$(0.02)	$0.04
-Diluted	0.02	0.05	$(0.02)	$0.04

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.02)	0.01	$(0.02)	$0.00
-Diluted	(0.02)	0.01	$(0.02)	$0.00

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(979,312)	$591,292
Less: Net income from discontinued operations	751,807	1,231,518
Net loss from continuing operations	(1,731,119)	(640,226)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,147	8,091
Deferred tax expense	1,905	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(5,062)	-
(Increase) Decrease in prepaid expenses	(56,795)	1,200
Decrease(Increase) in other receivables	1,271,479	(297,664)
Decrease in interest receivables	19,350	-
Decrease in accrued liabilities	(4,987)	(596)
Increase in taxes payable	6,324	-
Increase in interest payable	113,369	-
Increase in due from related parties	411,780	-
Increase in payable to Caesar Capital Mgmt Ltd	15,732	32,509
(Decrease) Increase in received in advance	(129,574)	38,078
Decrease( Increase) in other payable	(5,994)	88,247

Net cash used in operating activities from continuing operations	(86,445)	(770,361)

Net cash provided by (used in) operating activities from discontinuing operations	248,963	(2,305,763)

Cash flows provided by (used in) operating activities	162,518	(3,076,124)

Cash flows from investing activities:
Repayment of loans from customers	683,496	-
Proceeds of short-term investments	(51,205)	(91,125)
Proceeds of long-term investment	(442,440	-

Net cash provided by (used in) investing activities from continuing operation	189,851	(91,125)
Net cash used in investing activities from discontinued operation	-	(3,223,322)
Cash flow provided by (used in) investing activities	189,851	(3,314,447)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from third party debt	-	2,110,120
Repayment to related party debt	(1,254,111)	(65,468)
Proceeds from issuance of shares	-	200,968
Withdrawal of capital	(10,054)	-
Proceeds from loans payable	2,394,931	522,836
Repayment of loans payable	(1,718,669)	-

Net cash (used in) provided by financing activities from continuing operations	(587,903)	2,768,456
Net cash provided by financing activities from discontinued operations	-	3,617,423

Cash flows (used in) provide by financing activities	(587,903)	6,385,879

Effect of exchange rate changes on cash,	(184,012)	(784,671)

Net change in cash and cash equivalents	(419,546)	(789,363)

Cash and cash equivalents, beginning balance	$1,461,176	$2,739,145
Cash and cash equivalents, ending balance	1,041,630	1,949,782
Less: Cash and equivalents from discontinued operations	268,209	54,297
Cash and equivalents from continuing operations	773,421	1,895,485

Supplemental disclosure of cash flow information
Cash paid for interest	$762,547	$-

Cash paid for income taxes	$-	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The consolidated financial statements of the Company as of June 30, 2017 and December 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future years.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Cash and cash equivalent	$498,678	$664,321
Loan receivables, net	632,757	683,496
Interest receivables	-	19,350
Prepaid expenses	54,715	-
Due from inter-company	1,673,001	1,391,205
Due from related party	93,981	157,098
Other receivables	414,057	354,876
Current assets from discontinued operations	3,511,648	3,081,886
Total current assets	6,246,080	6,352,232
Property and equipment, net	54,593	5,582
Intangible assets, net	1,489,322	1,508,985
Long-term investment	10,054	-
Total non-current assets	1,553,969	1,514,567
Total assets	$7,800,049	$7,866,799

Loans payable, current portion	$892,254	$2,332,330
Interest payable	113,369	-
Accrued liabilities	3,771	-
Taxes payable	32	-
Other payable	-	8,812
Due to inter-company	1,758,661	2,318,844
Due to related party	248,029	229,890
Deferred tax liability	115,243	112,628
Current liabilities from discontinued operations	61,995	508,633
Total Current liabilities	$3,193,354	$5,511,137

Loans payable, non-current portion	2,116,338	-
Total non-current liabilities	$2,116,338	$-

Total liabilities	5,309,692	5,511,137

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Net revenue	$-	$

Net loss from continuing operation	$(1,099,698)	$(402,929)
Less: Net loss attributable to the non-controlling interest	(455,895)	(53,473)
Net loss attributable to the company – continuing operations	$(643,803)	$(349,456)

Net income from discontinued operations	$751,807	$1,231,518
Less: Net income attributable to the non-controlling interest	-	605,661
Net income attributable to the company – discontinued operations	$751,807	$625,857

Net loss for the periods	$(347,891)	$(828,589)
Net (loss) income attributable to the Company’s shareholders	$108,004	$276,401

	For the Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Net revenue	$-	$

Net loss from continuing operation	$(901,367)	$(262,541)
Less: Net loss attributable to the non-controlling interest	(422,856)	(36,575)
Net loss attributable to the company – continuing operations	$(478,511)	$(225,966)

Net income from discontinued operations	$555,022	$1,446,503
Less: Net income attributable to the non-controlling interest	-	711,391
Net income attributable to the company – discontinued operations	$555,022	$735,112

Net loss for the periods	$(346,345)	$1,183,962
Net (loss) income attributable to the Company’s shareholders	$76,511	$509,146

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flow (used in) operating activities	$(1,185,473)	$(2,506,496)
-Net cash (used in) operating activities from continuing operations	(1,434,436)	(200,735)
-Net cash provided by operating activities from discontinued operations	248,963)	(2,305,761)

Cash flow provided by (used in) investing activities	$5,679	$(3,535,110)
-Net cash provided by (used in) investing activities from continuing operations	5,679	(311,788)
-Net cash (used in) investing activities from discontinued operations	-	(3,223,322)

Net cash provided by financing activities	$1,248,378	$4,238,010
-Net cash provided by financing activities from continuing operations	1,248,378	620,587
-Net cash provided by financing activities from discontinued operations	-	3,617,423

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1475	0.1440

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1475	0.1533	0.1463	0.1531

Foreign currency translation adjustments of $147,390 and $22,144 for the six months ended June 30, 2017 and 2016, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Discontinued Operations

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” is utilized by the Company to present the operations of Yin Hang which have been disposed of. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard also allows an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company accounted for the dispose of Yin Hang as discontinued operations pursuant to this standard. Refer to Note 11 for additional details. The Company accounted for the disposal of Yin Hang in 2017 as a discontinued operation pursuant to this standard. Refer to Note 11 for additional details.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The tables below present information as of June 30, 2017 and December 31 2016, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

June 30, 2017:
Level 1
Available-for-sale:
Short-term investments	$442,440

December 31, 2016:
Level 1
Available-for-sale:
Short-term investments	$719,855

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2017 and December 31, 2016, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2017 and 2016 and 2015 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $979,312 for the six months ended June 30, 2017 and an accumulated deficit of $5,199,275 as of June 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of June 30, 2017 and December 31, 2016.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 8% to 30% for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, loan receivables balance was nil and $683,496, respectively.

Loan receivable consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Loans receivable - third parties	$-	$251,583
Loans receivable - related parties	-	$431,913
Allowance for loan losses	-	-

Loans receivable, net	$-	$683,496

The loans primarily consist of factoring loans. According to the outstanding contracts during the reporting period, the maturity terms are 3 months.

The following table represents the aging of loan receivables as of June 30, 2017:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$-	$-	$-	$-

The following table represents the aging of loan receivables as of June 30, 2016:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$3,498	$84,461	$163,623	$-	$251,583	$431,913	$683,496

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the six months ended June 30, 2017 and 2016, the Company believes that all loans can be collected and allowance for loan losses were nil and nil.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of June 30, 2017 and December 31, 2016.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)

Advances to unrelated third-parties	$429,763	$517,158
Other deposits	2,400	38,402

Total	$432,163	$555,560

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)

Leasehold improvement	$51,618	$-
Office equipment	25,659	25,609
Furniture & fixtures	6,710	6,551
Motor vehicles	20,710	20,710
	104,697	52,870
Less: accumulated depreciation	(12,947)	(5,704)
Total property & equipment, net	$91,750	$47,166

For the six months ended June 30, 2017 and 2016, depreciation expense from the continuing operations was $7,147 and $8,091, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale securities in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)
Available-for-sale:
Short-term investment	$719,855	$719,855
Less: Redemption	(277,415)	-
Total available-for-sale	$442,440	$719,855

Interest income earned from the short-term investments for the six months ended June 30, 2017 and 2016 was $8,302 and $1,586, respectively.

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 10% to 100% per annum.

Loans payable consisted of the following as of June 30, 2017 and December 31, 2016:

		June 30,	December 31,
Interest rate	Remaining maturity	2017	2016
		(Unaudited)

10%	Within 1 year	-	11,518
12%	Within 1 year	146,006	549,969
13%	Within 1 year	45,719	253,389
14%	Within 1 year	225,644	981,882
18%	Within 1 year	-	259,148
40%-54%	Within 1 year	109,135	-
40%-54%	Between 1 to 2 years	2,116,338	-
100%	Within 1 year	365,750	276,424
		$3,008,592	$2,332,330

	Current portion	$892,254	$2,332,330
	Non-current portion	$2,116,338	$-

The Company has loans payable to related parties of $1,260,954 and $996,279, and loans payable to third parties of 1,747,638 and $1,336,051 as of June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company accrued $860,379 and $72,076 of interest expenses, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $117,767 and $102,035 to the Company as of June 30, 2017 and December 31, 2016, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The significant items included discontinued operations are as follow:

Zhonghui:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$4,806,866	$-	$5,281,479
Cost of revenue		(2,942,286)		(2,942,286)
Operating expenses	-	(613,337)	-	(1,303,483)
Interest expenses	-	(816)	-	(268)
Other income	-	269,487	-	269,487
Income from discontinued operations before income taxes	-	1,519,914	-	1,304,929
Provision for income taxes	-	(73,411)	-	(73,441)
Income from discontinued operations	$-	$1,446,503	$-	$1,231,518

Yin Hang:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,092,962	$-	$1,631,673	$-
Operating expenses	(323,547)	-	(629,247)	-
Interest expenses	(46)	-	(17)	-
Other expenses	(18,052)	-	-	-
Income from discontinued operations before income taxes	751,317	-	1,002,409	-
Provision for income taxes	(196,295)	-	(250,602)	-
Income from discontinued operations	$555,022	$-	$751,807	$-

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

b)	The Company had the following related party balances at of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)
Due from related party:
Zhongxin Credit	$-	$213,377

Zhongxin Credit borrowed $418,041 from Yin Hang, and repaid $212,450 in 2016. On December 31, 2016, Zhongxin Credit entered into a loan agreement whereby Zhongxin Credit agreed to repay the outstanding receivable balance by scheduled payment within six months. As of December 31, 2016, the outstanding receivable balance was $213,377.

12.	NONCONTROLLING INTEREST

As of June 30, 2017 and December 31, 2016, non-controlling interest of Ark Tianjin of $(638,966) and $(183,071), respectively, was recognized in the Company’s consolidated balance sheets, representing Ark Tianjin’s cumulative results of operations attributable to shareholders other than CCG Group.

For the six months ended June 30, 2017 and 2016, a $455,895 and a $36,575 net loss, respectively, attributable to the non-controlling interest of Arki Tianjin was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Tianjin’s net loss attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Arki Beijing E-commerce Technology Corp., America Pine Beijing Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd. and America Arki (Tianjin) Capital Management Partnership were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2017 and 2016, respectively.

Yin Hang Financial Information Service (Shanghai) Co., Limited was incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(25%)	(25%)	(25%)	(25%)

Effective income tax rates	-	-	-	-

Loss before income taxes from continuing operations consists of:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(169,495)	$(21,393)	$(179,901)	$(44,603)
PRC	(1,299,261)	(425,197)	(1,551,218)	(595,623)

Total	$(1,468,756)	$(446,590)	$(1,731,119)	$(640,226)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Deferred tax liabilities:
Accrued interest receivable	$34,765	$33,937
Accrued interest payable	45,359	44,282

Total	$80,124	$78,219

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

13.	INCOME TAXES (continued)

As of June 30, 2017 and December 31, 2016, the Company has a deferred tax asset of $0 and $57,498, and a deferred tax liability of $80,124 and $135,717 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of June 30, 2017 and December 31, 2016, the Company did not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of June 30, 2017 and December 31, 2016, no valuation allowance was recorded.

The components of deferred taxes are as follows from continuing operations as of June 30, 2017 and December 31, 2016:

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of June 30, 2017 and December 31, 2016:

	June 30 2017	December 31, 2016
	(Unaudited)
Due from related parties:
Mr. Dong Yao	$-	49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,377

	$55,723	$1,108,137

	June 30 2017	December 31, 2016
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$48,743	$625,242
Mr. Fei Gao	6,980	482,895

	$55,723	$1,108,137

As of June 30, 2017 and December 31, 2016, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

c)	Loans receivable form related parties

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)	(Unaudited)

Related companies of non-controlling stockholders	$-	$431,913

Total	$-	$431,913

Interest income derived from the above loans receivable from related parties were $131,670 and $137,790 for the six months ended June 30, 2017 and 2016, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

d)	Loans payable to related parties

	June 30 2017	December 31, 2016
	(Unaudited)

Non-controlling stockholders	$1,503,007	$719,855
Related companies of non-controlling stockholders	207,947	276,424

	$1,260,954	$996,279

Interest expenses incurred on the above loans payable to related parties were $562,232 and $18,821 for the six months ended June 30, 2017 and 2016, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of June 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the six months ended June 30,

2018	$58,404
2019	51,204
2020	51,204
2021	51,204
2022	4,267

Total	$216,283

The rent expense for the six months ended June 30, 2018 and 2017 was $34,361 and $36,212 respectively.

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2017 and December 31, 2016, we had no uninsured balances with the banks in U.S. As of June 30, 2017 and December 31, 2016, our bank balances in the PRC were $1,460,640 and $1,460,640, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2017.

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

Recent Development

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. The transaction failed to go through and.therefore as of December 31, 2017, shareholders of Shenzhou Rongtong returned all shares to the Company.

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

	June 30, 2017	December 31, 2016
Balance sheet items, except for the equity accounts	6.7806	6.9458
Items in the statements of income and comprehensive loss and statement of cash flow	6.8353	6.9475

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

Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in 2015.

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

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of June 30, 2017 and December 31, 2016, the Company had $773,421 and 724,492 cash in bank balance and no cash equivalents.

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

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$3,143	$-	$133,768	$133,768

COST OF REVENUE	-	-	-	-

GROSS PROFIT	3,143	-	133,768	-

General and administrative expenses	(466,007)	(420,240)	(811,672)	(579,320)
LOSS FROM OPERATIONS	(462,864)	(420,240)	(677,904)	(579,320)

Interest income	(41,939)	-	5,344	-
Interest expense	(814,855)	(37,520)	(875,009)	(72,076)
Other income	-	11,170	-	-
Other expense	(183,550)	-	(183,550)	11,170
Reversal of provision for loan losses	34,452	-	-	-
Total other expenses	(1,005,892)	(26,350)	(1,053,215)	(60,906)

Loss from continuing operations before income taxes	(1,468,756)	(446,590)	(1,731,119)	(640,226)

Income tax expense	-	-	-	-

Loss from continuing operations	(1,468,756)	(446,590)	(1,731,119)	(640,226)
Less: Net loss attributable to the non-controlling interest	(422,856)	(36,575)	(455,895)	(53,473)
Net loss attributable to the Company – continuing operations	$(1,045,900)	$(410,015)	$(1,275,224)	$(586,753)

	For the three months ended June 30		For the six months ended June 30,
	2017	2016	2017	2016
Discontinued operations
Income from discontinued operations before income taxes (including pretax income (loss) on Yinhang in 2017	$751,317	$1,519,914	$1,002,409	$1,304,929
Provision or income taxes	(196,295)	(73,411)	(250,602)	(73,411)
Income from discontinued operations	555,022	1,446,503	751,807	1,231,518
Less: Net income attributable to the non-controlling interest	-	711,391	-	-

Net income attributable to the Company – discontinued operations	$555,022	$731,112	$751,807	$625,857

Comprehensive (loss) income:
Net (loss) income	(913,734)	999,913	(979,312)	591,292
Foreign currency translation adjustment	77,141	3,199	(147,390)	(22,144)
Comprehensive (loss) income	$(836,593)	$1,003,112	$(1,126,702)	$569,148
Less: Comprehensive income attributable to non-controlling interest	590,356	609,499	455,895	474,453
Comprehensive ( loss) income attributable to the Company	$(1,426,949)	$(393,613)	$(1,582,597)	$(94,695)

Weighted average number of common shares outstanding basic and diluted	32,178,849	31,165,740	32,178,849	31,165,740

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.05)	$(0.01)	$(0.05)	$(0.02)
-Diluted	$(0.05)	$(0.01)	$(0.05)	$(0.02)

DISCONTINUED OPERATIONS
-Basic	$0.02	$0.05	$(0.02)	$0.04
-Diluted	$0.02	$0.05	$(0.02)	$0.04

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.02)	$0.01	$(0.02)	$0.00
-Diluted	$(0.02)	$0.01	$(0.02)	$0.00

Results of Operations - Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

During the three months ended June 30, 2017, we generated revenue of $3,143, compared to revenue of $0 for the three months ended June 30, 2016, an increase of $3,143. The increase in revenue was mainly attributable to increase of microfinancing and financial advisory services.

Revenue from the VIE companies are as below:

Revenue from VIE companies for the three months ended	June 30, 2017	June 30, 2016
Arki E-commerce:
Interest Income	$-	$-
Arki Network:
Interest Income	-	-
Total	$-	$-

Operating expenses.

Operating expenses for the three months ended	June 30, 2017	June 30, 2016
Selling Expenses	$-	$-
General and Administrative	466,007	420,240
Total	$211,610	$466,007

Operating expenses totaled $466,007 for the three months ended June 30, 2017, compared to $420,240 for the three months ended June 30, 2016, an increase of $45,767 or 11%. The increase is mainly attributed to the professional fees we paid for changing of auditors, etc for the three month ended June 30, 2017. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.).

Other income (expenses).

Other expenses was $1,005,892 for the three months ended June 30, 2017, an increase of 979,542, compared to $26,350 for the three months ended June 30, 2016. The main reason for the increase is caused by the interest expense increase of $777,335 from $37,520 for the three months ended June 30, 2016 to $814,855 for the three months ended June 30, 2017.

Provision for loan losses

We recognized a reversal of provision for loan loss of $34,452 for the three months ended June 30, 2017, compared with $0 for the three months ended June 30, 2016.

Loss from operations.

As a result of the factors described above, operating loss was $1,468,756 for the three months ended June 30, 2017, compared to the loss of $446,590 for the three months ended June 30, 2017, a decrease of $1,022,166. It is mainly caused by the increase of operating expense of $45,767, increase in other expenses of $979,542.

Discontinued Operations

On August 31, 2017, Arki and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of June 30, 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.” The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the three months ended June 30, 2017 and 2016.

On December 28, 2016, we entered into a sale agreement for the disposition of Shanghai Zhonghui Financial Information Services Corp. Shanghai Zhonghui’s business is reflected as discontinued operations for the three months ended June 30, 2016. We generated $0 in net income from discontinued operations for the three months ended June 30, 2017, comparing to $1,404,452 for the three months ended June 30, 2016.

We totally generated $555,022 and $1,446,503 in net income from discontinued operations for the three months ended June 30, 2017 and 2016, respectively.

Net income/loss

Net loss for the three months ended June 30, 2017 was $913,734, compared to the net income of $999,913 for the three months ended June 30, 2016, a net decrease of $1,913,647. The decrease was mainly due to the increase of operating expenses and the increase of other operation expenses discussed above.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation gain for the three months ended June 30, 2017 was $77,141, compared to translation gain of $3,199 for the three months ended June 30, 2016, an increase of $73,942.

Result of Operations - Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

For the six months ended June 30, 2017, we generated revenue of $133,768, compared to revenue of $0 for the six months ended June 30, 2016, an increase of $133,768. The increase in revenue was mainly attributable to the increase of microfinancing and financial advisory services the Company did for the six months ended June 30, 2017 compared to the same period in 2016.

Revenues from the VIE companies are shown as below:

Revenue from VIE companies for the six months ended	June 30, 2017	June 30, 2016
Arki E-commerce:
Interest Income	$133,768	$-
Arki Network:
Interest Income	-	-
Service Fee Income	-	-
Total	$133,768	$-

Cost of Revenue.

Cost of revenue was $ and $0 for the six months ended June 30, 2018 and 2017, respectively.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $133,768 for the six months ended June 30, 2017, an increase of $133,768 comparing to gross profit of $0 for the six months ended June 30, 2016. The increase was caused by the increase of microfinancing business in the six months ended June 30, 2017 compared with the same period of 2016.

Selling, general and administrative expenses.

Operating expenses for the six months ended	June 30, 2017	June 30, 2017
Selling Expenses	-	-
General and Administrative	811,672	579,320
Total	811,672	579,320

General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, depreciation and amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.). General and administrative expenses were $579,320 for the six months ended June 30, 2016, compared to $811,672 for the six months ended June 30, 2017, a decrease of $232,352 40%. The increase is mainly attributed to the increase of audit fee, attorney fee, filing fees and other professional fees etc in 2017 because of changing of auditor and the acquisitions we attempted to do in 2017.

General and administrative expenses from Yin Hang (discontinued business) for the six months ended June 30, 2017 and 2016 were $403,392 and $0, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $677,904 for the six months ended June 30, 2017, increased $98,584 or 17% comparing to the operating loss of $579,320 for the six months ended June 30, 2016. The loss increase was mainly due to the increase of general and administrative expense for the six months ended June 30, 2017 compared to the same period in 2016, offset by the revenue of $133,768 for the six months ended June 30, 2017 compared with $0 for the six months ended June 30, 2016..

The loan payable primarily represents the principal of lending funds received from the Company’s marketplace and network. The loans have maturities from six months to two years with interrest rates varying from 10% to 100% per annum. The Company has loans payable to related parties of $1,260,954 and $996,279, and loans payable to third parties of $1,747,638 and $1,336,051 as of June 30, 2017 ad December 31, 2016, respectively. For the six months ended Juner 30, 2017 and 2016, the Company accrued interest expenses amount of $860,379 and $72,076 for the six months ended June 30, 2017 and 2016. The interest expenses will be erversed at the end of the loan term if investor decided to convert the loan to the Company’s stock. .

Other income and expenses.

Net other income (expenses) were an expense amount of $1,053,215 for the six months ended June 30, 2017, an increase of $992,309 of net other expenses compare with $60,906 net other expenses for the six months ended June 30, 2016.

Other income for the six months ended June 30, 2017 and 2016 were $0 and $11,170, respectively.

Other expense was $183,550 for the six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2016. It was caused by the transactions between Arki network and Yinhang.

Interest income was $5,344 for the six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2016. It was paid by ICBC for the the RMB 5 million financial product we had with ICBC .

Interest expenses was $875,009 for the six months ended June 30, 2017, compared to the $72,076 for the six months ended June 30, 2016. It was accued but not actually paid for the financial product we had in Arki Tianjin. It should be reversed at the end of the term if customer decide to convert them into stocks of the Company.

Income tax.

We had tax expense of $0 and $0 respectively for the six months ended June 30, 2017 and 2016 due to the operating loss in both periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss was $1,731,119 and $640,226 respectively from continuing operations for the six months ended June 30,2017 and 2016, a increase in loss of $1,090,893 or 170%.

Net (loss) income from discontinued operations.

Net income from Yin Hang (discontinued business) for the six months ended June 30, 2017 and 2016 was $751,807 and $0, respectively and were included in net loss from discontinued operations.

Net income from Zhonghui (discontinued business) for the six months ended June 30, 2017 and 2016 was $0 and $1,231,518, respectively and were included in net loss from discontinued operations.

Net gain (loss)

As a result of the factors above, net loss for the six months ended June 30, 2017 was $979,312, comparing to net gain of $591,292 for the six months ended June 30, 2016, a net change of $1,570,604 or -266%

Net (loss) income attributable to the company.

Net loss attributable to our company was $523,417, or losses of $0.02 per share (basic and diluted), for the six months ended June 30, 2017, comparing to a net gain of $39,104 or earnings of $0.00 per share (basic and diluted), for the six months ended June 30, 2016.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the six months ended June 30, 2017 was $147,390, comparing to translation loss of 22,144 for the six months ended June 30, 2016. The currency translation loss is due to the fluctuation of the exchange rate between USD and RMB in these accounting period.

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

For the six months ended June 30, 2017 and 2016, weighted average number of shares were 32,178,849 and 31,165,740, respectively, an increase of 1,013,109 shares or 3.25%.

As of June 30, 2017 and December 31, 2016, cash and cash equivalents were $773,421 and $724,492, respectively.

The following table sets forth information about our net cash flow for the six months ended June, 2017 and 2016:

Cash Flows Data:

	For six months ended June 30,
	2017	2016
Net cash flows used in operating activities – continuing operations	$(86,445)	$(770,361)
Net cash flows provided by (used in) operating activities – discontinued operations	248,963	(2,305,763)
Cash flow provided by used in operating activities	162,518	(3,076,124)
Net cash flows (used in) provided by investing activities – continuing operations	$189,851	$(91,125)
Net cash flows provided by investing activities-discontinued operations	189,851	(3,223,322)
Cash flows (used in) provided by investing activities	189,851	(3,314,447)
Net cash flows (used in)provided by financing activities – continuing operations	$(587,903)	$2,768,456
Net cash flows provided by financing activities – discontinued operations	-	3,617,423
Cash flows (used in) provided byfinancing activities	(587,903)	6,385,879

Net cash flow used in operating activities was $86,445 for the six months ended June 30, 2017, comparing to a net used in operating activities of $770,361 for the six months ended June 30, 2016, a decrease in cash used of $683,916. The decrease in net cash flow used in operating activities was mainly due to the receipts of other reeivable of $1,271,479, the increase of related party loan injection of $411,780 and the increase of interest payable of $113,369 for the six months ended June 30, 2017, while there isn’t these items for the six months ended June 30, 2016.

Net cash flow provided by investing activities was $189,851 for the six months ended June 30, 2017, comparing to $91,125 net cash used in investing activities for the six months ended June 30, 2016, a net increase in cash provided by investing activities of $280,976. The increase is due to the repayment of loan from customers of $683,495 offset by the purchase of short-term investment of $493,645 for the six months ended June 30, 2017. There is only a $91,124 purchase of short-term investment for the for the six months ended June 30, 2016.

Net cash flow provided by financing activities was $587,903 for the six months ended June 30, 2017, comparing to the net cash usage by financing activities of $2,768,456 for the six months ended June 30, 2016, a net change of $3,356,359. It was mainly caused by the repayment of debt of $1,254,111 and the repayment of loan payable of $1,718,669 for the six month ended June 30, 2017, while there were major cash provided by financing activities for the six months ended June 30, 2016, including the proceeds from third party debt of $2,110,120, Proceeds from loan payables of $522,836 and proceeds from issuance of shares of $200,968.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of June 30, 2017 and December 31, 2016, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of June 30, 2017 and December 31, 2016, no bank balances with the banks in U.S. exceeded the insured amount. As of June 30 2017 and December 31, 2016, the Company’s bank account balances with the Banks in the PRC amounted to $773,104 and $723,956, respectively, which are uninsured and subject to credit risk. We have not experienced nor are expecting any nonperformance by these institutions.

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

We had no bad debt from the loans since we started the micro-financing business in 2016. No single borrower has loan balance over 10% of the total loan outstanding as of June 30, 2017.

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

Other Receivables

Other receivable was $432,163 as of June 30, 2017, comparing to $555,560 as of December 31, 2016. Other receivables consists of:

a)	$429,763 and $517,158 as of June 30, 2017 and December 31, 2016, respectively,were advance to unrelated third parties;

b)	$2,400 and $38,402 as of June 30, 2017 and December 31, 2016, respectively, were deposit for the lease agreement the company signed.

Prepaid Expenses

Prepaid expenses were $55,915 and $1,200 as of June 30, 2017 and December 31, 2016, respectively. $54,715 of the was prepaid expense paid by Arki Network, and the $1,200 was prepaid rent by Consumer Capital Group Inc for the six months ended June 30, 2017. $1,200 was prepaid rent in Consumer Capital Group Inc.as of December 31, 2016.

Short-term investment

Short-term investment of $442,440 as of June 30, 2017 is an available-for-sale investment of RMB3,000,000 for Arki E-Commerce, comparing to $719,855 (RMB 5,000,000) as of December 31, 2016, a decrease of $277,415.

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

In August 2017, the Company agreed to issue an aggregate of 824,583 shares of common stock to certain consultant group for services. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

Dated: April 1, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: April 1, 2019	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer