Form 10-K/A
period 2017-12-31
Consumer Capital Group, Inc.
filed 2019-04-01
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1 TO

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-54998

CONSUMER CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2517432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1125 Rout 9 W S Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 395-8150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

CONSUMER CAPITAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Form 10-K/A”) amends the annual report on Form 10-K of Consumer Capital Group, Inc., (“Consumer Capital”) for the fiscal year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2018 (the “Form 10-K”). This Form 10-K/A is being filed to include additional information or modifications to the consolidated financial statements for income and comprehensive income, changes in shareholders’ equity, and cash flows for the fiscal year ended December 31, 2016 in accordance with Item 8(a) of Form 10-K, and Articles 3-02(a) and 3-04 of Regulation S-X. No changes are made to the selected financial data and consolidated financial statements for income and comprehensive income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 31, 2017 and 2016.

The Form 10-K, as amended by this Form 10-K/A, speaks as of the original filing date of the Form 10-K (May, 2018), is not intended to reflect events that may have occurred subsequent to the original filing date of the Form 10-K.

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

ii

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

Our Business

Microfinancing

Currently, we engage in microfinancing business through our subsidiary, Arki E-Commerce and our VIE, Arki Network, to provide direct loans to SMEs and sole proprietors based in Liaoning Province. We do not lend to individuals. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediaries to facilitate the loan transactions for an aggregate of 5% service fees. Arki E-Commerce’s practice of microfinancing has been limited to certain businesses, primarily automobile dealerships in China, and a limited number of sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

We believe that UnionPay Liaoning is incentivized to recommend as many borrowers to us as possible because the potential for additional service fee is a source of revenue for their operation. In China the UnionPay cards are directly connected to the related bank accounts of the end user. The limit of the card is the balance of the related bank accounts. We have a contractual arrangement with UnionPay to provide us with such information and related due diligence information on car dealers and their customers.

The nature of the UnionPay bank card is similar to a checking account that are widely used in the United States.

Therefore consumers in China purchase cars using their UnionPay bank cards, not credit cards and through our relationships with UnionPay we can undertake due diligence on the car purchasers which assist us in analyzing the volume and credit worthiness of the car dealers to whom we are making loans.

Once a business owner submits his/her/its loan application to us, along with a recommendation letter provided by UnionPay Liaoning, Arki Network’s loan servicing team conducts additional due diligence on the quality of the borrowers. The loan servicing team first makes sure that the business is duly incorporated and in good standing with the State Administration for Industry and Commerce. The servicing team will then check business’s credit history based on public records provided by the National Enterprise Credit Information Publicity System. The servicing team will also check business’s history with local tax authority to ensure that it does not have any outstanding tax liability. Lastly, the servicing team will conduct phone or in-person interview with the applicant to verify all necessary information. In certain instance, the servicing team may conduct arbitrary on-site visit to the business to assess the validity of the business. Upon completion of the background check by Arki Network’s servicing team, Arki E-Commerce provides short-term loans in the form of original issue discount (“OID Loans”) to qualified borrowers with pre-set interest rate, terms and conditions. Generally, the loan is made less upfront fees and payment of interest, and therefore we deem these loans original discount loans. While Arki E-Commerce collects the interest generated through these loans, Arki Network generates revenue through a one-time 3% service fee while UnionPay Liaoning collects an additional 2% service fee based on the loan amount. With the exception of three companies for which we granted loans in the principal amount of RMB 1,000,000, we generally provide loans to businesses with annual revenue of at least RMB 2,000,000 (approximately US$285,714) with the following terms in order to lower default risk by the borrowers:

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

Once the loan application is approved by Arki Network, Arki E-Commerce provides funding for the loan to Arki Network, which in turn transfer the funding, net of its service fee, to UnionPay Liaoning, which will wire the loan funds after deducing its service fee to borrower’s bank account stored in its system, which is the same account the borrower uses for receivables from its credit card transactions with UnionPay Lianoning. Once payments are due from the borrower, the borrower will send each tranche of repayment directly to Arki Network through Unionpay’s payment processing system and Arki Network will transfer the repayment back to Arki E-Commerce. Neither UnionPay nor Arki Network charges any service fee to process the repayments.

Because there are many SMEs throughout China, we believe that our microfinancing model offers substantial market potential and intend to devote additional resources to apply the business model in other regions throughout China.

Wealth Management

Arki Network through its 51%-owned subsidiary, America Arki (Tianjin) Capital Management Partnership (“Arki Capital”), engages wealth management business. In essence, this “wealth management” business has provided a source funds used to make loans to the SME businesses. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. Among the potential investment opportunities are the car dealership related loans that are made through Arki commerce and Arki Capital. Still at its development stage, Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%. The platform will allow retail investors to invest in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. As of December 31, 2017, Arki Capital has loan payable amount of RMB 26,670,000 (approximately $4,099,315). RMB7,760,000 (Approximately 1,192,751) carry a one year term, and RMB18,910,000 carry a two year term without interest. Upon redemption date, the investors may demand back the funding or stay on as a limited partner. As of December 31, 2017, Arki Capital owns 750,000 shares of the Company’s stock. Arki Capital has not sold any of the stock in the past year and therefore not generated any revenue.

Our subsidiaries in the PRC (primarily Arki Capital) obtain loans from lenders/investors in the Bangnitou “wealth management” business. Arki receives the loan funds and allows investors two options regarding repayment. In alternative A, investors may elect to get the principal together with the interest at the end of the investment period (other than the prepaid interest amount). No other interest is paid during the loan period. In alternative B, the investors may elect to receive repayment through shares of the Company’s common stock at a pre-determined conversion rate. Interest, other than prepaid interest, is payable at the end of the loan term, either in cash or in additional shares of our common stock. Any shares of the Company that may be issued as part of this wealth management loan repayment are shares previously obtained by Arki Capital from a third-party non-affiliate shareholder. This business is not conducted in the United States.

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

The assets, liabilities, equity, revenue and net income for the legal entities are as follows:

	CCG DE	Arki Beijing	Arki Network	Arki Tianjin	Arki Fuxin	America Pine	Elimination	Consolidated
Assets	5,454,496	1,307,325	429,319	2,202,031	392,137	460,320	(8,886,194)	1,359,434
Liabilities	726,728	2,431,996	1,956,632	4,800,199	149,033	97,508	(5,238,270)	4,923,826
Equity	4,727,768	(1,124,671)	(1,527,313)	(2,598,168)	243,104	362,812	(3,647,924)	(3,564,392)
Revenue	-	48,388	-	-	-	-	-	48,388
Net Income	462,097	(1,126,542)	(346,939)	(1,081,966)	401,480	185,818	(1,155,815)#	(2,661,867)

#	The other income of $1,155,815 which was the relief of debt by Yin Hang Financial Information Service (Shanghai) Co., Limited which was disposed of in August 2017, had been reallocated from other income in continuing operations to discontinued operation.

The Assets of the Company are composed of the assets below:

Cash	$19,003.00
Rent Deposit	2,400.00
Due from intercompany	2,019,192.00
Prepaid expense	1,200.00
Long-term investment	3,379,970.00
Fixed Assets	32,731.00
Total assets	$5,454,496.00

Due from intercompany of $2,019,192 was totally offset by due to intercompany in other subsidiaries, $3,379,970 was offset by equities in other subsidiaries or related entities such as our VIE companies.

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

Corporate History and Organization

We were originally incorporated under the name “Mondas Minerals Corp.” in Delaware on April 25, 2008 and were engaged in the acquisition, exploration, and development of natural resource properties. The principal executive offices were previously located at 13983 West Stone Avenue, Post Falls, ID 83854.

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

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. In connection with the transaction, the Company also paid for consulting related services of a consultant, which services were paid for through the issuance of 824,583 shares of Common Stock. The transaction failed to go through as at December 31, 2017 and consulting services were not provided and all of the shares were returned and cancelled.

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

Contractual Arrangements among Arki E-Commerce, Arki Network, and America Arki

Our relationships with Arki Network, its stockholders, and Arki E-Commerce are governed by a series of contractual arrangements, as we (including our direct and indirect subsidiaries) do not own any equity interests in Arki Network. PRC law currently has limits on foreign ownership of certain companies. These businesses are our VIE businesses. To comply with these restrictions, Arki Network and its shareholders entered into two sets of contractual arrangements with Arki E-Commerce and America Arki in November 2010:

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

Marketing and Sales

Microfinancing Business

Pursuant to the collaboration agreement between Arki Network and UnionPay Liaoning, we do not engage in any substantial marketing efforts for our microfinancing business. However, because UnionPay is incentivized to market our loan products to their clients and almost all businesses in China use UnionPay as their primary credit card processing company, we believe that the lack of marketing efforts on our own will not significantly deter the development of our business.

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

This business is operated through the Bangnitou website platform which had limited operations during the fiscl year ended December 31, 2017.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, including from the proceeds of this offering, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with China’s State Administration of Foreign Exchange (“SAFE”), or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

In order for us to make direct capital contributions to our PRC based businesses, the proceeds must be sent to China, and the process for sending such proceeds back to China may take as long as six months. We may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to PRC regulations. For example, loans by us to our subsidiaries in China, which are foreign-invested enterprises, to finance their activities cannot exceed statutory limits and must be registered with SAFE.

Generally, we must take the following steps:

●	First, we will open a special foreign exchange account for capital account transactions. To open this account, we must submit to SAFE certain application forms, identity documents, transaction documents, form of foreign exchange registration of overseas investments of the domestic residents, and foreign exchange registration certificate of the invested company.

●	Second, we remit the funds into this special foreign exchange account.

●	Third, we will apply for settlement of the foreign exchange. In order to do so, we must submit to SAFE certain application forms, identity documents, payment order to a designated person, and a tax certificate.

The timing of the process is difficult to estimate because the efficiencies of different SAFE branches can vary significantly. Ordinarily the process takes several months but is required by law to be accomplished within 180 days of application.

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

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

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

In August 2017, the Company issue an aggregate of 824,583 shares of common stock to a consultant for services rendered in connection with its then proposed acquisition of Shenzhou Rongtong (See page7 and paragraph below and page 22 for further explanation) and additional services. The issuance of the shares was determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The acquisition was not completed and consulting services were not provided and all the shares were returned and cancelled in April, 2018.

On November 17, 2017, the Company issued an aggregate of 4,175,417 shares of common stock to the shareholders of Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”) in contemplation of the acquisition of Shenzou Rongtong. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The shares were subsequently returned to the Company pursuant to a termination agreement dated March 29, 2018 among the parties.

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

Microfinancing

Currently, we engage in microfinancing business through our subsidiary, Arki E-Commerce and VIE, Arki Network, to provide direct loans to SMEs and sole proprietors based in Liaoning Province. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediary to facilitate the loan transactions for a 5% service fee 92% is payable to Arki Network and 3% to UnionPay Liaoning). Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

Wealth Management

Arki Network through its 51%-owned subsidiary, America Arki (Tianjin) Capital Management Partnership (“Capital”), engages wealth management business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other equity investment opportunities to help investor obtain return on their investment. This business does not operate in the United States. Still at its development stage, Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%. The platform will allow retail investors to invest in products for as little as RMB 100 (or approximately US$15). Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return.

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

Item 7 Significant Accounting Policies

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

Results of Operations - Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the Years Ended December 31,
	2017	2016
REVENUE
Interest income on loans-third parties	$-	$171,168
Interest income on loans-related parties	48,388	-
Service fee income on loans-third parties	-	21,115
Service fee income on loans-related parties	-	21,590
	$48,388	$213,873
COST OF REVENUE	-	-

GROSS PROFIT	48,388	213,873

General and administrative expenses	(1,939,290)	(782,000)
LOSS FROM OPERATIONS	(1,890,902)	(568,127)

Other income	-	7,794
Interest income	6,312	63,530
Interest expense to third parties	(716,328)	(55,307)
Interest expense to related parties	(1,100,486)	(116,313)

Loss from continuing operations before income taxes	(3,701,404)	(668,423)

Income tax expense	-	(78,199)

Loss from continuing operations	(3,701,404)	(746,622)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
NET LOSS ATTRIBUTABLE TO THE COMPANY – continuing operations	$(2,661,868)	$(637,305)

	For the Years Ended December 31,
	2017	2016
Discontinued operations
Income (loss) from discontinued operations before income taxes (including pretax loss on disposal of Yin Hang $(5,127,174) in 2017 and gain on Bargain purchase gain of Yin Hang $1,593,719 and gain on disposal of Shanghai Zhonghui $1,355,432 in 2016) (Note 11)	$(2,578,110)	$(275,289)
Income tax expense	(348,313)	(292,666)

Loss from discontinued operations	(2,926,423)	(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY – discontinued operations	$(2,926,423)	$1,131,175

Net loss for the year	$(6,627,827)	$(1,314,577)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$(5,588,291)	$493,870

Weighted average number of common shares outstanding basic and diluted	31,941,890	31,402,379

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.05)	$(0.02)
-Diluted	$(0.05)	$(0.02)

DISCONTINUED OPERATIONS
-Basic	$(0.13)	$0.04
-Diluted	$(0.13)	$0.04

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.17)	$0.02
-Diluted	$(0.17)	$0.02

Revenue.

Revenue for the year ended	December 31, 2017	December 31, 2016
Arki E-commerce:
Interest Income	$48,388	$-
Arki Network:
Interest and Fee Income	-	213,873
Total	$48,388	$213,873

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

The loan payable primarily represent the principal of lending funds received by America Arki (Tianjin) Capital Management Partnership from the limited partners. Arki Capital’s core business is wealth management and has establishes a limited liability partnership with investors. The provision of contracts specified the period of investment, fixed interest return and crudely plans of use funds. The fixed interest return rate was based on the amount of investment, which ranged from 8% to 100% per annum with a term of 6 months, one year or two years. The amount of loan payable are $4,099,312 and $2,332,330 respectively as of December 31, 2017 and 2016. Total interest accrued was $1,816,814 and $171,620 respectively in 2017 and 2016. Among the total $4,099,312 as of December 31, 2017, $1,192,750 has a term of 1 year and $2,906,562 has a term of 2 years. Among the total $2,332,330 as of December 31, 2016, $480,863 is due within the next 3 months, $1,271,264 is due within 3-6 months, $580,203 is due 6-12 months and none is due more than 12 months.

During the fiscal year ended December 31, 2017, the Company did not incur any material or significant costs or undertake incur any material efforts in connection with the loans its receives into its Arki subsidiaries. The Company does not conduct any material advertising in any marketplace and network other than through the Bangnitou wealth management website. To date, the investors are primarily current or past stockholders of the Company and are well known to the Company’s principal stockholder.

Other income and expenses.

We generated other income of $0 for the year ended December 31, 2017, comparing to $8,152 for the year ended December 31, 2016 from continuing operations. Interest income was $6,312 and $63,530 respectively for the year ended December 31, 2017 and 2016. We incurred $1,816,814 and $171,620 respectively interest expense for the year ended December 31, 2017 and 2016, interest expense in 2017 is primarily due to the increase of assets management service by the Company.

Other income from discontinued operations of $1,155,815 for the year ended December 31, 2017, comparing to $0 for the year ended December 31, 2016. Other income in 2017 was mainly caused by the relief of debt from Yin Hang.

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

Net loss from continuing operations.

As a result of the factors described above, our net loss of $3,701,404 and $746,622 respectively from continuing operations for the year ended December 31,2017 and 2016, an increase in loss of $2,954,782.

Net (loss) income from discontinued operations.

Net loss from Shanghai Zhonghui (discontinued business) for the years ended December 31, 2017 and 2016 was $0 and $2,100,193, respectively and were included in net loss from discontinued operations.

Net (loss) income from Yin Hang (discontinued business) for the years ended December 31, 2017 and 2016 was gain of $2,926,423 and $1,532,238, respectively and were included in net loss from discontinued operations.

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

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2017 was $246,478, comparing to translation gain of $355,888 for the fiscal year ended December 31, 2016. The gain and loss is primarily due to the fluctuation of the exchange rate.

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

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31,
	2016	2016
Net cash flows used in operating activities – continuing operations	$(3,599,644)	$(1,285,448)
Net cash flows provided by (used in) operating activities – discontinued operations	(940,422)	(4,248,856)
Cash flow used in operating activities	(2,659,222)	(5,534,304)
Net cash flows provided by (used in) investing activities – continuing operations	$934,651	$(1,449,320)
Net cash flows provided by (used in) investing activities-discontinued operations	-	(4,741,261)
Cash flows provided by (used in) investing activities	934,651	(6,190,581)
Net cash flows provided by financing activities – continuing operations	$1,640,331	$2,526,741
Net cash flows provided by financing activities – discontinued operations	-	7,383,417
Cash flows provided by financing activities	1,640,331	9,910,158

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

Although we internally established a policy of maintaining a reseve of 1% for bad debt, to date we have had no no bad debt from loans since we started the micro-financing business in 2016. We increase individual loan amounts on a case by case basis and will monitor our need for reserves as our business expands and loan terms change.

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

Item 8. Financial Statements and Supplementary Data.

CONSUMER CAPITAL GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firms

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consumer Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 29, 2019
We have served as the Company’s auditor since 2016

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	December 31,	December 31,
ASSETS	2017	2016

Current assets:
Cash and cash equivalents	$725,774	$724,492
Prepaid expenses (Note 4)	58,225	1,200
Other receivables (Note 6)	31,136	555,560
Loans receivable - third parties net (Note 5)	-	251,583
Loans receivable - related parties, net (Note 5)	-	431,913
Interest receivable	-	19,350
Short-term investment (Note 8)	461,115	719,855
Due from related parties (Note 14)	-	213,377
Current assets from discontinued operations (Note 11)	-	3,081,886

Total current assets	1,276,250	5,999,216

Non-current assets:
Property and equipment, net (Note 7)	83,184	47,166
Deferred tax asset (Note 13)	-	57,498
Non-current assets from discontinued operations (Note 11)	-	1,508,985

Total non-current assets	83,184	1,613,649

Total Assets	$1,359,434	$7,612,865

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

Current liabilities:
Loans payable to third parties - current portion (Note 9)	93,759	1,216,555
Loans payable to related parties - current portion (Note 9)	1,098,991	1,115,775
Accrued interest payable	531,812	129,574
Accrued liabilities	-	17,570
Taxes payables	442	-
Other payables	260	-
Payable to shareholder (Note 10)	117,767	102,035
Due to related parties (Note 14)	90,727	1,108,137
Deferred tax liabilities (Note 13)	83,507	135,717
Current liabilities from discontinued operations (Note 11)	-	508,633

Total current liabilities	2,017,265	4,333,996

Non-current liabilities:
Loans payable to third parties - non current portion (Note 9)	1,506,309	-
Loans payable to related parties - non current portion (Note 9)	1,400,253	-

Total non-current liabilities	2,906,562	-

Total liabilities	4,923,827	4,333,996

Stockholders’ (deficit) equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 32,208,849 and 32,178,849 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,221	3,218
Additional paid-in capital	8,021,677	7,990,637
Accumulated deficit	(10,264,149)	(4,675,858)
Accumulated other comprehensive income	(64,466)	143,943

Stockholders’ equity before noncontrolling interests	(2,303,717)	3,461,940

Non-controlling interests	(1,260,676)	(183,071)

Total stockholders’ (deficit) equity	(3,564,393)	3,278,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,359,434	$7,612,865

See accompanying notes to the consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years ended December 31,
	2017	2016
Revenue
Interest income on loans-third parties	$-	$171,168
Interest income on loans-related parties	48,388	-
Service fee income on loans-third parties	-	21,115
Service fee income on loans-related parties	-	-
Total revenue	48,388	213,873

Operating expenses:
General and administrative	(1,939,290)	(782,000)
Total operating expenses	(1,939,290)	(782,000)
Loss from operations	(1,890,902)	(568,127)
Other income (expenses):
Interest income	6,312	63,530
Interest expenses to third parties	(716,328)	(55,307)
Interest expenses to related parties	(1,100,486)	(116,313)
Other income	-	7,794
Total other expenses	(1,810,502)	(100,296)
Loss before provision for income taxes	(3,701,404)	(668,423)
Provision for income taxes	-	(78,199)
Net loss from continuing operations	(3,701,404)	(746,622)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
Net loss attributable to the Company’s shareholders - continuing operations	$(2,661,868)	$(637,305)
Discontinued operations
Loss from discontinued operations before income taxes (including pretax loss on disposal of Yin Hang $(5,127,174) in 2017 and gain on Bargain purchase gain of Yin Hang $1,593,719 and gain on disposal of Shanghai Zhonghui $1,355,432 in 2016) (Note 11)	$(2,578,110)	$(275,289)
Provision for income taxes	(348,313)	(292,666)
Net loss from discontinued operations, net of income taxes	(2,926,423)	(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
Net (loss) income attributable to the Company’s shareholders – discontinued operation	$(2,926,423)	$1,131,175
Net loss for the year	$(6,627,827)	$(1,314,577)
Net (loss) income attributable to the Company’s shareholders	$(5,588,291)	$493,870
Comprehensive loss:
Net loss for the year	$(6,627,827)	$(1,314,577)
Foreign currency translation adjustment	(246,478)	355,888
Comprehensive loss for the year	$(6,874,305)	$(958,689)
Net (loss) income attributable to the Company’s shareholders	$(5,588,291)	$493,870
Foreign currency translation adjustment	(208,409)	(1,285,050)
Comprehensive (loss) income attributable to the Company’s shareholders	$(5,796,700)	$(791,180)
Weighted average number of common shares outstanding basic and diluted	31,941,890	31,402,379
(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.05)	$(0.02)
-Diluted	$(0.05)	$(0.02)
DISCONTINUED OPERATIONS
-Basic	$(0.13)	$0.04
-Diluted	$(0.13)	$0.04
NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.17)	$0.02
-Diluted	$(0.17)	$0.02

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,627,827)	$(1,314,577)
Less: Net loss from discontinued operations	(2,926,423)	(567,955)
Net loss from continuing operations	(3,701,404)	(746,622)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,828	5,472
Deferred income taxes	-	78,199

Changes in operating assets and liabilities:
Increase in due from related parties	(825,858)	(223,179)
Decrease in advance to suppliers	-	35,799
Increase in prepaid expenses	(57,025)	-
Decrease (Increase) in other receivables	570,144	(432,568)
Decrease (Increase) in interest receivables	20,658	(19,345)
Decrease in accrued liabilities	-	(127,581)
Increase in interest payables	531,812	-
Decrease in taxes payable	(57)	-
(Decrease) Increase in other payables	(155,742)	144,377
Net cash used in operating activities from continuing operations	(3,599,644)	(1,285,448)
Net cash used in operating activities from discontinued operation	(940,422)	(4,248,856)
Cash flows used in operating activities	(2,659,222)	(5,534,304)

Cash flows from investing activities:
Originated loans disbursement - third parties	-	(251,520)
Originated loans disbursement - related parties	-	431,805
Settlement of loans receivable - third parties	284,883	-
Settlement of loans receivable - related parties	444,825	-
Purchase of short-term investment	-	(719,675)
Redemption of short-term investment	258,740	-
Equipment purchased	(53,797)	(46,320)
Net cash provided by (used in) investing activities from continuing operation	934,651	(1,449,320)
Net cash used in investing activities from discontinued operation	-	(4,741,261)

Cash flow used in investing activities	934,651	(6,190,581)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

	For the Years Ended December 31,
	2017	2016

Cash flows from financing activities:
Proceeds from issuance of shares	31,040	1,169,503
Proceeds from loans payable - third parties	1,600,069	1,327,080
Proceeds from loans payable - related parties	2,715,967	856,413
Repayment of loans payable - third parties	(1,626,199)	(4,318)
Repayment of loans payable - related parties	(1,080,546)	(770,052)
Repayment of related party debt	-	(51,885)
Net cash provided by financing activities from continuing operations	1,640,331	2,526,741
Net cash provided by financing activities from discontinued operations	-	7,383,417

Cash flows provide by financing activities	1,640,331	9,910,158
Effect of exchange rate changes on cash,	68,693	(183,097)
Net change in cash and cash equivalents	(15,547)	(1,997,824)
Cash and cash equivalents, beginning balance	$741,321	$2,739,145
Cash and cash equivalents, ending balance	725,774	741,321
Less: Cash and cash equivalents, ending balance from discontinued operations	-	16,829
Cash and cash equivalents, ending balance from continuing operations	725,774	724,492

Supplemental disclosure of cash flow information
Cash paid for interest	$1,482,414	$426,933
Cash paid for income taxes	$-	$255,606

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

The following financial statement amounts and balances of Arki Network Service have been included in the accompanying consolidated financial statements:

	As of December 31,
	2017	2016
Cash and cash equivalent	$686,368	$664,321
Loan receivable	-	683,496
Interest receivable	-	19,350
Prepaid expenses	57,025	-
Due from intercompany	1,386,108	1,391,205
Due from related party	96,968	157,098
Other receivables	11,890	354,876
Current assets from discontinued operations	-	3,081,886
Total current assets	2,238,359	6,352,232
Property and equipment, net	50,453	5,582
Long-term investment	317,888	-
Non-current assets from discontinued operations	-	1,508,985
Total non-current assets	368,341	1,514,567
Total assets	$2,606,700	$7,866,799

Loan payables	4,099,312	2,332,330
Interest payable	531,812	-
Accrued liabilities	203	8,812
Due to intercompany	1,729,803	2,318,844
Due to related party	250,810	229,890
Deferred tax liability	120,243	112,628
Current liabilities from discontinued operations	-	508,633
Total liabilities	$6,732,183	$5,511,137

	For the Years Ended December 31,
	2017	2016

Net revenue	$-	$213,873

Net loss from continuing operation	$(2,468,442)	$(471,281)
Less: Net loss attributable to the non-controlling interest	(1,039,536)	(109,317)
Net loss attributable to the company – continuing operations	$(1,428,906)	$(361,964)

Net loss from discontinued operations	$(2,926,423)	$(567,955)
Less: Net loss attributable to the non-controlling interest	-	(1,699,130)
Net (loss) income attributable to the company – discontinued operations	$(2,926,423)	$1,131,175

Net loss for the year	$(5,394,865)	$(1,039,236)
Net (loss) income attributable to company’s shareholders	$(4,355,324)	$769,211

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Years Ended December 31,
	2017	2016

Cash flow provided by (used in) operating activities	$(373,260)	$(4,463,256)
-Net cash used in operating activities from continuing operations	(567,162)	(226,858)
-Net cash used in operating activities from discontinued operations	(940,422)	(4,236,398)

Cash flow provided by (used in) investing activities	$675,911	$(5,426,643)
-Net cash provided by (used in) investing activities from continuing operations	675,911	(685,382)
-Net cash used in investing activities from discontinued operations	-	(4,741,261)

Net cash provided by financing activities	$276,669	$8,510,481
-Net cash provided by financing activities from continuing operations	276,669	1,352,564
-Net cash provided by financing activities from discontinued operations	-	7,157,917

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

Income taxes (continued)

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

4.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of December 31, 2017 and 2016.

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued range from 8% to 30% for the years ended December 31, 2017.

As of December 31, 2017 and 2016, the total loans receivable balance was $0 and $683,496.

Loans receivable consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Loans receivable - third parties	$-	$251,583
Loans receivable - related parties	-	-
Allowance for loan losses	-	413,913

Loans receivable, net	$-	$683,496

According to the outstanding contracts during the reporting period, the maturity terms ranged from 3 to 6 months.

The following table represents the aging of loan receivables as of December 31, 2016:

	1-29 days past due	30-59 days past due	60-89 days past due	Total past due	Current	Total Loans
Loans receivables	$3,498	$84,462	$163,623	$251,583	$431,913	$683,496

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

Loans payable consisted of the following as of December 31, 2017 and 2016:

	Remaining	December 31,	December 31,
Interest rate	maturity	2017	2016
10%	Within 1 year	$-	$11,518
12%	Within 1 year	-	549,969
13%	Within 1 year	15,370	253,389
14%	Within 1 year	158,316	981,882
18%	Within 1 year	-	259,148
40-54%	Within 1 year	1,019,064	-
54%	Between 1 to 2 years	2,906,562	-
100%	Within 1 year	-	276,424
		$4,099,312	$2,332,330

	Current portion	$1,192,750	$2,332,330
	Non-current portion	$2,906,562	$-

As of December 31, 2017 and 2016, the Company has loans payable to related parties of $2,499,244 and $1,216,555, and loans payable to third parties of $1,600,068 and $1,115,775, respectively. For the years ended December 31, 2017 and 2016, the Company recorded  $1,816,814 and $171,620 on the interest, respectively.

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

The significant items included discontinued operations are as follow:

	For the years ended December 31,
	2017	2016

Revenue	$2,246,767	$1,351,370
Cost of revenue	(8,066)	(369,269)
Operating expenses	(845,420)	(3,563,701)
Interest expense	(32)	(2,174)
Provision for loan losses	-	(640,666)
Other income	1,155,815	-
Gain on disposal of Shanghai Zhonghui	-	1,355,432
Gain on Bargain purchase of Yin Hang	-	1,593,719
Loss on disposal of Yin Hang	(5,127,174)	-

Loss from discontinued operations before income taxes	(2,578,110)	(275,289)
Provision for income taxes	(348,313)	(292,666)

Loss from discontinued operations	$(2,926,423)	$(567,955)

Assets and liabilities of discontinued operations are comprised of the following:

December 31,
2016
Cash and cash equivalent	$16,829
Due from related party	205,591
Prepaid expenses	83,898
Loans receivable, net	-
Other receivables	2,775,568
Current assets of discontinued operations	3,081,886
Property and equipment, net	54,659
Intangible assets	1,454,326
Non-current assets of discontinued operations	1,508,985
Total assets of discontinued operations	$4,590,871

Accrued liabilities	-
Tax payable	351,714
Other payables	156,919
Total liabilities of discontinued operations	$508,633

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

13.	INCOME TAXES (continued)

Income (Loss) before income taxes from continuing operations consists of:

	For the years ended December 31,
	2017	2016

Non-PRC	$105,628	$(58,571)
PRC	(3,595,776)	(609,852)

Total	$(3,701,404)	$(668,423)

The components of the income tax provision from continuing operations are as follows:

	For the years ended December 31,
	2017	2016

Current taxes	$-	$-
Deferred taxes	-	78,199

Income tax expense	$-	$78,199

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Accrued interest payable	$23,089	$23,089
Accruals	34.409	49,783

Total	$57,498	$72,872
Less: Valuation allowance	(57,498)	(15,374)
Total deferred tax assets, net	$-	$57,498

	December 31 2017	December 31, 2016

Deferred tax liabilities:
Accrued interest receivable	$36,232	$57,026
Accrued interest payable	47,275	78,691

Total deferred tax liabilities	$83,507	$135,717

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company

Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Ms. Li Juan	Stockholder, procurement manager
Ms. Zheng Zhong	Stockholder, procurement manager
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao

b)	The Company had the following related party balances at December 31, 2017, 2016

	December 31, 2017	December 31, 2016

Due from related parties:
Mr. Dong Yao	$-	$49,814
Ms. Lihua Xiao	-	64,339
Mr. Siheng Hao	-	62,771
Ms. Juan Li	-	36,453

	$-	$213,377

	December 31, 2017	December 31, 2016

Due to related parties:
Mr. Jianmin Gao	$83,747	$625,242
Mr. Fei Gao	6,980	482,895

	$90,727	$1,108,137

As of December 31, 2016, the Company was owed from Mr. Dong Yao $49,814 without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Ms. Lihua Xiao $64,339 without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Mr. Siheng Hao $62,771 for procurement activities without interest and due on demand, respectively.

As of December 31, 2016, the Company was owed from Ms. Juan Li of $36,453 for procurement activities without interest and due on demand, respectively.

As of December 31, 2017 and December 31, 2016, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

c)	Loans receivable from related parties

	December 31, 2017	December 31, 2016

Related companies of non-controlling stockholders	$-	$431,913

Total	$-	$431,913

Interest income derived from the above loans receivable from related parties were $48,388 and nil for the years ended December 31, 2017 and 2016, respectively. Fee income derived from the above loans receivable from related parties were nil and $21,590 for the years ended December 31, 2017 and 2016, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

d)	Loans payable to related parties

	December 31, 2017	December 31, 2016

Non-controlling stockholders	$2,499,244	$839,351
Related companies of non-controlling stockholders	-	276,424

	$2,499,244	$1,115,775

Interest expenses incurred on the above loans payable to related parties were $1,100,486 and $116,313 for the years ended December 31, 2017 and 2016, respectively.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 1125 Route 9W S Nyack, NY 10960.

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

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER CAPITAL GROUP INC.

Date: April 1, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Crystal Lijie Chen
Crystal Lijie Chen
Chief Financial Officer
(Principal Accounting Officer)

Date: April 1, 2019	By:	/s/ Fei Gao
Fei Gao, Director