Form 10-Q/A
period 2018-06-30
Consumer Capital Group, Inc.
filed 2019-04-01
CIK 1439299

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

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Form 10-Q/A”) amends the annual report on Form 10-Q of Consumer Capital Group, Inc., (“Consumer Capital”) for the six months ended June 30, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2018 (the “Form 10-Q”). This Form 10-Q/A is being filed to include selected financial data for the six months ended June 30, 2017 and consolidated financial statements in the Form 10-Q are amended by this Form 10-Q/A to include consolidated financial statements for income and comprehensive income, changes in shareholders’ equity, and cash flows for the six months ended June 30, 2017 in accordance with Item 1 of Form 10-Q, and Articles 3-02(a) and 3-04 of Regulation S-X. No changes are made to the selected financial data and consolidated financial statements for income and comprehensive income, changes in shareholders’ equity, and cash flows for the six months ended June 30, 2018 and 2017.

The Form 10-Q, as amended by this Form 10-Q/A, speaks as of the original filing date of the Form 10-Q, is not intended to reflect events that may have occurred subsequent to the original filing date of the Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017

Page
Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017 (audited)	2 - 3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2018 and 2017 (unaudited)	4 - 5
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2018 (unaudited) and December 31, 2017 (audited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	7 - 8
Notes to Unaudited Condensed Consolidated Financial Statements	9 - 44

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,491,515	$725,774
Loans receivable – third parties, net (Note 5)	1,661,990	-
Loans receivable – related parties, net (Note 5)	8,053,097	-
Prepaid expense (Note 4)	83,695	58,225
Other receivables (Note 6)	34,601	31,136
Short-term investment (Note 8)	-	461,115

Total current assets	11,324,898	1,276,250

Non-current assets:
Property and equipment, net (Note 7)	71,564	83,184

Total non-current assets	71,564	83,184

Total Assets	$11,396,462	$1,359,434

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 9)	$2,852,578	$93,759
Loans payable to related parties, current portion (Note 9)	8,924,887	1,098,991
Accrued interest payable	1,213,563	531,812
Accrued fee payable	51,747	-
Taxes payable	7,773	442
Received in advance	601,940	-
Other payable	5,037	260
Payable to shareholders (Note 10)	109,009	117,767
Due to related parties (Note 14)	122,811	90,727
Deferred tax liabilities (Note 13)	82,086	83,507
Total current liabilities	13,971,431	2,017,265

Non-current liabilities:
Loans payable to third parties, non-current portion (Note 9)	$793,223	$1,506,309
Loans payable to related parties, non-current portion (Note 9)	1,217,785	1,400,233
Total non - current liabilities	2,011,008	2,906,562

Total Liabilities	15,982,439	4,923,827

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 32,208,849 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively.	2,721	3,221
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(11,101,633)	(10,264,149)
Accumulated other comprehensive income (loss)	36,570	(64,466)

Stockholders’ deficit before non-controlling interests	(3,040,665)	(2,303,717)

Non-controlling interests	(1,545,312)	(1,260,676)

Total stockholders’ deficit	(4,585,977)	(3,564,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,396,462	$1,359,434

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (IN U.S. $)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$27,438	$-	$27,438	$-
Interest income on loans-related parties	131,446	3,143	133,962	133,768
Service fee income on loans-third parties	13,719	-	13,719	-
Service fee income on loans-related parties	66,981	-	66,981	-
Total revenue	$239,584	$3,143	$242,100	$133,768

Cost of revenue	(53,800)	-	(53,800)	-
Gross profit	$185,784	$3,143	$188,300	$133,768

Operating expenses:
General and administrative	(211,610)	(466,007)	(617,521)	(811,672)
Total operating expenses	$(211,610)	$(466,007)	$(617,521)	$(811,672)

Loss from operations	$(25,826)	$(462,864)	$(429,221)	$(677,904)

Other income (expenses):
Interest income	$893	$(41,939)	$25,541	$5,344
Interest expense to third parties	(55,247)	(252,623)	(246,759)	(312,777)
Interest expense to related parties	(162,582)	(562,232)	(471,452)	(562,232)
Other income	7	-	-	-
Other expense	(39)	-	(229)	-
Reversal of provision for loan loss	-	34,452	-	-
Total other income (expenses)	$(216,968)	$(822,342)	$(692,899)	$(869,665)

Loss before provision for income taxes	$(242,794)	$(1,285,206)	$(1,122,120)	$(1,547,569)

Provision for income taxes	-	-	-	-
Loss from operations	$(242,794)	$(1,285,206)	$(1,122,120)	$(1,547,569)
Less: Net loss attributable to the non-controlling interest	(28,762)	(422,856)	(284,636)	(455,895)
Net loss attributable to the Company’s shareholders - continuing operations	$(214,032)	$(862,350)	$(837,484)	$(1,091,674)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (IN U.S. $) – continued

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Discontinued operations
Income from discontinued operations before income taxes (Note 11)	$-	$567,767	$-	$818,859
Provision for income taxes	-	(196,295)	-	(250,602)
Income from discontinued operations, net of income taxes	-	371,472	-	568,257

Net loss	(242,794)	(913,734)	(1,122,120)	(979,312)
Net loss attributable to the Company’s shareholders	$(214,032)	(490,878)	$(837,484)	$(523,417)

Comprehensive Loss:
Net Loss	(242,794)	(913,734)	(1,122,120)	(979,312)

Foreign currency translation adjustment	(237,982)	77,141	(101,036)	(147,390)

Comprehensive loss	(480,776)	(836,593)	(1,223,156)	(1,126,702)

Less: comprehensive income (loss) attributable to non-controlling interest	(28,762)	(422,856)	(284,636)	(455,895)
Comprehensive loss attributable to the Company	(452,014)	(413,737)	$(938,520)	$(670,807)

Weighted average number of common shares outstanding basic and diluted	27,868,190	32,178,849	30,026,529	32,178,849

Loss per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.01)	$(0.03)	$(0.03)	$(0.03)
-Diluted	(0.01)	(0.03)	$(0.03)	$(0.03)

DISCONTINUED OPERATIONS
-Basic	(0.00)	0.01	$(0.00)	$0.02
-Diluted	(0.00)	0.01	$(0.00)	$0.02

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.01)	(0.02)	$(0.03)	$(0.02)
-Diluted	(0.01)	(0.02)	$(0.03)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND YEAR ENDED DECEMBER 31, 2017 (IN U.S. $)

					Accumulated
			Additional	Accumulated	other	Stockholders’	Non-
	Common stock		paid-in	(deficit) /	comprehensive	equity /	controlling
	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2016	32,178,849	$3,218	7,990,637	$(4,675,858)	$143,943	$3,461,940	$(183,071)	$3,278,869
New Issues	30,000	3	31,040	-	-	31,043	-	31,043
Net Loss	-	-	-	(5,588,291)	-	(5,588,291)	(1,039,536)	(6,627,827)
Foreign currency Translation adjustment	-	-	-	-	(208,409)	(208,409)	(38,069)	(246,478)
Balance at December 31, 2017	32,208,849	$3,221	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
Cancellation of shares	(5,000,000)	(500)	-	-	-	(500)	-	(500)
Net Loss	-	-	-	(837,484)	-	(837,484)	(284,636)	(1,122,120)
Foreign currency Translation adjustment	-	-	-	-	101,036	101,036	-	101,036
Balance at June 30, 2018	27,208,849	$2,721	$8,021,677	$(11,101,633)	$36,570	$(3,040,665)	$(1,545,312)	$(4,585,977)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (IN U.S. $)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,122,119)	$(979,312)
Less: Net income from discontinued operations	-	568,257
Net loss from continuing operations	(1,122,119)	(1,547,569)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,013	7,147
Deferred tax expense	-	1,905

Changes in operating assets and liabilities:
Increase in accounts receivable	-	(5,062)
Increase in prepaid expenses	(27,490)	(56,795)
(Increase) Decrease in other receivables	(4,112)	1,271,479
Decrease in interest receivables	-	19,350
Increase (Decrease) in accrued liabilities	4,970	(4,987)
Increase in taxes payable	7,642	6,324
Increase in fees payable	53,800	-
Increase in interest payable	718,211	113,369
(Decrease) Increase in due from related parties	(7,123)	411,780
(Decrease) Increase in payable to Caesar Capital Mgmt Ltd	(8,758)	15,732
Increase (Decrease) in received in advance	625,825	(129,574)
Decrease in other payable	-	(5,994)

Net cash provided by operating activities from continuing operations	251,859	97,105
Net cash provided by operating activities from discontinuing operations	-	65,413

Cash flows provided by operating activities	251,859	162,518

Cash flows from investing activities:
Originated loans disbursement – third parties	(2,199,195)	-
Originated loans disbursement – related parties	(8,372,648)	-
Repayment of loans from customers – related parties	471,256	683,496
Proceeds of short-term investments	-	(51,205)
Proceeds of long-term investment	-	(442,440)
Redemption of short-term investment	471,256	-

Net cash (used in) provided by investing activities from continuing operation	(9,629,331)	189,851
Net cash provided by investing activities from discontinued operation	-	-
Cash flow (used in) provided by investing activities	(9,629,331)	189,851

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (IN U.S. $) - continued

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from related party debt	40,385	(1,254,111)
Withdrawal of capital	(500)	(10,054)
Proceeds from Loan payables - third parties	8,459,045	1,369,368
Proceeds from Loan payables - related parties	2,251,033	1,025,563
Repayment of Loan payables - third parties	(144,519)	(1,121,765)
Repayment of Loan payables - related parties	(419,418)	(596,904)

Net cash provided by (used in) financing activities from continuing operations	10,186,026	(587,903)
Net cash provided by financing activities from discontinued operations	-	-

Cash flows provide by (used in) financing activities	10,186,026	(587,903)

Effect of exchange rate changes on cash,	(42,813)	(184,012)

Net change in cash and cash equivalents	765,741	(419,546)

Cash and cash equivalents, beginning balance	$725,774	$1,461,176
Cash and cash equivalents, ending balance	1,491,515	1,041,630
Less: Cash and cash equivalents from discontinued operations	-	268,209
Cash and cash equivalents from continuing operations	1,491,515	773,421

Supplemental disclosure of cash flow information
Cash paid for interest	$543,507	$762,547

Cash paid for income taxes	$-	$-

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited) (IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2018 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities Company

Arki Tianjin Asset Management LLP. (“Arki Tianjin”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network Service, Inc. owned entities
(4)	Discontinued operation on August 31, 2017

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

Basis of accounting and presentation (continued)

The unaudited consolidated financial statements of the Company as of June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future years.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Net revenue	$188,300	$(1,099,698)

Net loss from continuing operation	$(687,800)	$(1,099,698)
Less: Net loss attributable to the non-controlling interest	(284,636)	(455,895)
Net loss attributable to the company – continuing operations	$(403,164)	$(643,803)

Net income from discontinued operations	$-	$568,257
Less: Net income attributable to the non-controlling interest	-	-
Net income attributable to the company – discontinued operations	$-	$568,257

Net loss for the periods	$(687,800)	$(531,441)
Net loss attributable to the Company’s shareholders	$(403,164)	$(75,546)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow provided by (used in) operating activities	$697,812	$(1,185,473)
-Net cash provided by (used in) operating activities from continuing operations	697,812	(1,250,886)
-Net cash provided by operating activities from discontinued operations	-	65,413

Cash flow (used in) provided by investing activities	$(10,112,461)	$5,679
-Net cash (used in) provided by investing activities from continuing operations	(10,112,461)	5,679
-Net cash used in investing activities from discontinued operations	-	-

Net cash provided by financing activities	$10,155,609	$1,248,378
-Net cash provided by financing activities from continuing operations	10,155,609	1,248,378
-Net cash provided by financing activities from discontinued operations	-	-

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

Cost of revenue

The cost of revenue represented the fees paid to agents for the introduction of customers.

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of June 30, 2018 and December 31, 2017, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. For publicly-traded business entities, Topic 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the new revenue standard beginning January 1, 2018, using the modified retrospective method. The Company anticipates that the application of the new standard in the future may result in more disclosures, but its application is not likely to have a material impact on the timing and amounts of revenue recognized in the respective reporting periods.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

4.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses for Arki Network as of June 30, 2018 and December 31, 2017.

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued at 6% and range from 8% to 30% for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, loan receivables balance was $9,715,087 and $0, respectively.

Loan receivable consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)

Loans receivable - third parties	$1,661,990	$-
Loans receivable - related parties	8,053,097	$-
Allowance for loan losses	-	-

Loans receivable, net	$9,715,087	$-

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

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)
Short-term investment:
Available-for-sale investment	$-	$719,859
Less: Redemption	-	(258,744)
Total short-term investment	$-	$461,115

Interest income earned from the short-term investments for the six months ended June 30, 2018 and 2017 was $24,115 and $8,302, respectively.

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 4% to 100% per annum.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

9.	LOANS PAYABLE (continued)

Loans payable consisted of the following as of June 30, 2018 and December 31, 2017:

		June 30,	December 31,
Interest rate	Remaining maturity	2018	2017
		(Unaudited)

4%	Within 1 year	$107,274	$-
12%	Within 1 year	96,697	-
13%	Within 1 year	-	15,370
14%	Within 1 year	78,567	158,316
18%	Within 1 year	302,180	-
30%	Within 1 year	1,122,599	-
40%-54%	Within 1 year	10,070,148	1,019,064
40%-54%	Between 1 to 2 years	1,376,430	2,906,562
80%	Between 1 to 2 years	317,289	-
100%	Between 1 to 2 years	317,289	-
		$13,788,473	$4,099,312

	Current portion	$11,777,465	$1,192,750
	Non-current portion	$2,011,008	$2,906,542

The Company has loans payable to related parties of $10,142,672 and $2,499,224, and loans payable to third parties of 3,645,801 and $1,600,068 as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company accrued $718,209 and $860,379 of interest expenses, respectively.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

The significant items included discontinued operations are as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$1,092,962	$-	$1,631,673
Operating expenses	-	(323,547)	-	(629,247)
Interest expense	-	(46)	-	(17)
Other expense	-	(201,602)	-	(183,550)
Income from discontinued operations before income taxes	-	567,767	-	818,859
Provision for income taxes	-	(196,295)	-	(250,602)
Income from discontinued operations	$-	$371,472	$-	$568,257

Related party transactions from discontinued operations

a)	Related parties:

Name of related party	Relationship with the Company

Zhongxin Shitong (Beijing) Credit Investigation Co., Ltd. (“Zhongxin Credit”)	A related company of former shareholder of Yin Hang, Yunfeng Du

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	34%	21%	34%
Foreign income not recognized in the U.S.	(21)%	(34)%	(21)%	(34)%

PRC enterprise income tax rate	25%	25%	25%	25%
Changes in valuation allowance and others	(25)%	(25)%	(25)%	(25)%

Effective income tax rates	-	-	-	-

Loss before income taxes from continuing operations consists of:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(31,573)	$14,055	$(35,677)	$3,649
PRC	(211,221)	(1,299,261)	(1,086,443)	(1,551,218)

Total	$(242,794)	$(1,285,206)	$(1,122,120)	$(1,547,569)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

13.	INCOME TAXES (continued)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Accrued interest payable	$22,696	$23,089
Accrual	33,824	34,409
Total deferred tax assets	56,520	57,498
Less: Valuation allowance	(56,520)	(57,498)
Total deferred tax assets, net	$-	$-

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax liabilities:
Accrued interest receivable	$35,616	$36,232
Accrued interest payable	46,470	47,275

Total deferred tax liabilities	$82,086	$83,507

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

13.	INCOME TAXES (continued)

As of June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of $56,520 and $57,498, and a deferred tax liability of $82,086 and $83,507 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of June 30, 2018 and December 31, 2017, the Company did not have sufficient operations to generate taxable income in Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service and Arki Tianjin to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki Beijing, America Pine Beijing, Arki Fuxin, Arki Network Service, Arki Tianjin and Yin Hang have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. . As of June 30, 2018 and December 31, 2017, $56,520 and $57,498 valuation allowance was recorded respectively.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of June 30, 2018 and December 31, 2017:

	June 30 2018	December 31, 2017
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$115,950	$83,747
Mr. Fei Gao	6,861	6,980

	$122,811	$90,727

As of June 30, 2018 and December 31, 2017, the amounts owed to Mr. Jianmin Gao and Mr. Fei Gao are without interest and due on demand.

c)	Loans receivable form related parties

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)

Related companies of non-controlling stockholders	$8,053,097	$-

Total	$8,053,097	$-

Interest income derived from the above loans receivable from related parties were $133,962 and $133,768 for the six months ended June 30, 2018 and 2017, respectively. Fee income derived from the above loans receivable from related parties were $66,981 and $0 for the six months ended June 30, 2018 and 2017, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

d)	Loans payable to related parties

	June 30 2018	December 31, 2017
	(Unaudited)

Non-controlling stockholders	$3,450,895	$2,499,244
Related companies of non-controlling stockholders	6,691,777	-

	$10,142,672	$2,499,244

Interest expenses incurred on the above loans payable to related parties were $471,452 and $562,232 for the six months ended June 30, 2018 and 2017, respectively.

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

For the twelve months ended June 30,

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

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
REVENUE
Interest income on loans-third parties	$27,438	$-	$27,438	$-
Interest income on loans-related parties	131,446	3,143	133,962	133,768
Service fee income on loans-third parties	13,719	-	13,719	-
Service fee income on loans-related parties	66,981	-	66,981	-
	239,584	3,143	242,100	133,768
COST OF REVENUE	(53,800)	-	(53,800)	-

GROSS PROFIT	185,784	3,143	188,300	133,768

General and administrative expenses	(211,610)	(466,007)	(617,521)	(811,672)
LOSS FROM OPERATIONS	(25,826)	(462,864)	(429,221)	(677,904)

Other income	7	-	-	-
Interest income	893	(41,939)	25,541	5,344
Interest expense to third parties	(55,247)	(252,623)	(246,759)	(312,777)
Interest expense to related parties	(165,582)	(562,232)	(471,452)	(562,232)
Other expense	(39)	-	(229)	-
Reversal of provision for loan losses	-	34,452	-	-
Total other income (expenses)	(216,968)	(822,342)	(692,899)	(869,665)

Loss from continuing operations before income taxes	(242,794)	(1,285,206)	(1,122,120)	(1,547,569)

Income tax expense	-	-	-	-

Loss from continuing operations	(242,794)	(1,285,206)	(1,122,120)	(1,547,569)
Less: Net loss attributable to the non-controlling interest	(28,762)	(422,856)	(284,636)	(455,895)
Net loss attributable to the Company – continuing operations	$(214,032)	$(862,350)	$(837,484)	$(1,091,674)

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
Discontinued operations
Income (loss) from discontinued operations before income taxes (including pretax income (loss) on Yinhang in 2017	$-	$567,767	$-	$818,859
Income tax expense	-	(196,295)	-	(250,602)
Income from discontinued operations	-	371,472	-	568,257
Less: Net income attributable to the non-controlling interest	-	-	-	-

Net income attributable to the Company – discontinued operations	$-	$371,472	$-	$568,257

Net loss for the year	$(242,794)	$(913,735)	$(1,122,120)	$(979,312)
Net loss attributable to the Company	$(214,032)	$(490,879)	$(837,484)	$(523,417)

Weighted average number of common shares outstanding basic and diluted	27,868,190	32,178,849	30,026,529	32,178,849

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.01)	$(0.03)	$(0.03)	$(0.03)
-Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.03)

DISCONTINUED OPERATIONS
-Basic	$(0.00)	$0.01	$(0.00)	$0.02
-Diluted	$(0.00)	$0.01	$(0.00)	$0.02

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.01)	$(0.02)	$(0.03)	$(0.02)
-Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

The weighted average yield on loans receivable and the weighted average cost of loans payable for each period is as below:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Weighted average yield on loans receivable	6%	30%	6%	30%
Weighted average cost of loans payable	47%	54%	47%	54%

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

Operating expenses totaled $211,610 for the three months ended June 30, 2018, compared to $466,007 for the three months ended June 30, 2017, a decrease of $254,397 or 55%. The decrease is mainly attributed to the professional fees we paid for potential acquisitions and the changing of auditors, etc for the three months ended June 30, 2017. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.).

Other income (expenses).

Other income (expenses) was ($216,968) for the three months ended June 30, 2018, a decrease of 605,374, compared to ($822,342) for the three months ended June 30, 2017. The decrease is mainly caused by the interest expense decrease of $597,026 from $814,855 for the three months ended June 30, 2017 to $217,829 for the three months ended June 30, 2018.

Provision for loan losses

We recognized a reversal of provision for loan loss of $34,452 for the three months ended June 30, 2017, compared with $0 for the three months ended June 30, 2018.

Loss from operations.

As a result of the factors described above, operating loss was $242,794 for the three months ended June 30, 2018, compared to the loss of $1,285,206 for the three months ended June 30, 2017, a decrease of $1,042,412.

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

We generated $371,472 in net income from discontinued operations for the three months ended June 30, 2017.

Net income/loss

Net loss for the three months ended June 30, 2018 was $242,794, compared to the net loss of $913,734 for the three months ended June 30, 2017, a decrease of $670,940. The decrease of net loss is mainly due to the reduction of operating expenses and the increase of revenue.

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

Other income and expenses.

Other expenses were $692,899 for the six months ended June 30, 2018, a decrease of $176,766 compare with $869,665 other expenses for the six months ended June 30, 2017. We incurred $199 and $0 respectively in other expense for the six months ended June 30, 2018 and 2017, Interest income was $25,541 and $5,344, respectively for the six months ended June 30, 2018 and 2017. $25,541 was paid by ICBC for the RMB 3,000,000 financial product we redeemed in six months ended June 30, 2018, and $5,344 was caused by the same product that had a balance of RMB5,000,000 as of June 30, 2017.

Income tax.

We had tax expense of $0 and $0 respectively for the six months ended June 30, 2018 and 2017 due to the operating loss in both periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss was $1,122,120 and $1,547,569 respectively from continuing operations for the six months ended June 30, 2018 and 2017, a decrease in loss of $425,449 or 27%. The decrease was mainly caused by the exclusion of Yin Hang in 2018.

Net (loss) income from discontinued operations.

Net income from Yin Hang (discontinued business) for the six months ended June 30, 2018 and 2017 was $0 and $568,257, respectively and were included in net loss from discontinued operations.

Net loss.

As a result of the factors above, net loss for the six months ended June 30, 2018 was $1,122,120, comparing to net loss of $979,312 for the six months ended June 30, 2017, an increase of net loss of $142,808 or 15%.

Net loss attributable to the company.

Net loss attributable to our company was $837,484, or losses of $0.03 per share (basic and diluted), for the six months ended June 30, 2018, comparing to a net loss of $523,417 or losses of $0.042 per share (basic and diluted), for the six months ended June 30, 2017.

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

The following table sets forth information about our net cash flow for the six months ended June, 2018 and 2017:

Cash Flows Data:

	For six months ended June 30,
	2018	2017
Net cash flows provided by operating activities – continuing operations	$251,859	$97,105
Net cash flows provided by operating activities – discontinued operations	-	65,413
Cash flow provided by in operating activities	251,859	162,518
Net cash flows (used in) provided by investing activities – continuing operations	$(9,629,331)	$189,851
Net cash flows provided by investing activities-discontinued operations	-	-
Cash flows (used in) provided by investing activities	(9,629,331)	189,851
Net cash flows provided by (used in) financing activities – continuing operations	$10,186,026	$(587,903)
Net cash flows provided by financing activities – discontinued operations	-	-
Cash flows provided by (used in) financing activities	10,186,026	(587,903)

Net cash flow provided in operating activities was $251,859 for the six months ended June 30, 2018, comparing to $162,518 used in operating activities for the six months ended June 30, 2017, a net increase in cash provided of $89,341. The increase in net cash flow provided in operating activities was mainly due to the increase of interest payable and the increase of cash received in advance from customers for the six months ended June 30, 2018.

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

Loan receivables

The loan receivables increased from $0 at December 31, 2017 to approximately $9.72 million at June 30, 2018, with a majority of the amounts at June 30, 2018 representing loans receivables from related parties. The increase in loan receivables was due to the agent to provide the introduction of potential related parties which need to raise funding to develop their business and maintain their operations.

The increase in loan receivables resulted in the increase in $161,400 loan interest income in which $133,962 arose from loans receivables from related parties for the 6 months ended June 30, 2018.

The monthly interest rates on loan issued at 6% and range from 8% to 30% for six months ended June 30, 2018 and 2017, respectively. The loans are 3-month short-terms and unsecured. As at the balance sheet date, the maturity terms of the outstanding loans are 3 months.

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