Form 10-K
period 2018-12-31
Consumer Capital Group, Inc.
filed 2019-04-01
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No: 000-54998

CONSUMER CAPITAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2517432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1125 Route 9W S Nyack, NY	10960
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 346-3735

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $72,408,485.

As of March 29, 2019, the registrant had 27,208,849 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

CONSUMER CAPITAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

USE OF CERTAIN DEFINED TERMS

In this annual report, unless otherwise noted or as the context otherwise requires, “Consumer Capital,” the “Company,” “CCGN,” “we,” “us,” and “our” refers to the combined business of (i) Consumer Capital Group, Inc. (“Consumer Capital”), a corporation formed under the laws of the Delaware, (ii) Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), a wholly-owned subsidiary of Consumer Capital and a wholly foreign-owned enterprise (“WFOE”) formed under the laws of the People’s Republic of China (the “PRC”), (iii) America Pine (Beijing) Bio-Tech Inc. (“America Pine”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, (iv) America Arki (Fuxin) Network Management Co. Ltd. (“America Arki”), a wholly-owned subsidiary of Consumer Capital and a WFOE formed under the laws of the PRC, (v) America Arki Network Service Beijing Co., Ltd. (“Arki Network”), a variable interest entity (“VIE”) and a limited liability company formed under the laws of the PRC controlled by Jianmin Gao and Fei Gao, (vi) America Arki (Tianjin) Capital Management Partnership (“Arki Capital”), a 51%-owned subsidiary of Arki Network and a limited partnership formed under the laws of the PRC, (vii) Arki (Tianjin) E-Commerce, Ltd. (“Arki Tianjin E-Commerce”), a 100%-owned subsidiary of Arki Network formed under the laws of the PRC, and (viii) Arki (Guangzhou) Investment Consulting Co. (“Arki Guangzhou”), a 100%-owned subsidiary of Arki Capital formed under the laws of the PRC

For the sake of clarity, this prospectus follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chief Executive Officer will be presented as “Jianmin Gao,” even though, in Chinese, Mr. Gao’s name is presented as “Gao Jianmin.”

ii

PART I

Item 1.	Business.

Overview

We strive to become a one-stop shop that focuses on lending service for car dealerships in China. We are primarily engaged in the business of microfinancing services. We operate our direct microfinancing business through our variable interest entity, or “VIE”, Arki Network and its subsidiaries, Arki Capital, Arki Tianjin E-Commerce and Arki Guangzhou. With the increased difficulty of obtaining sufficient financing through traditional channels by car dealerships, we offer them alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of car dealerships will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining microfinancing process will place our company in a unique position in the marketplace.

Our Business

Microfinancing

Currently, we engage in microfinancing business through our VIE, Arki Network and its subsidiaries, Arki Capital and Arki Tianjin E-Commerce, to provide direct loans primarily to car dealerships based in Liaoning Province. Our relationship with Arki Network is governed by a series of contractual relationships among Arki Network, the shareholders of Arki Network, and two of our subsidiaries, Arki E-Commerce and America Arki. However, effective in June 2018, America Arki ceased operations and cancelled its registration records. The cessation of America Arki’s operations does not represent a strategic shift with a material effect on the Company’s operations and financial results and America Arki is not accounted for discontinued operation in the consolidated financial statements. Subsequent to the cessation of America Arki’s operations, our relationship with Arki Network continues to be governed by the ongoing contractual arrangements with Arki E-Commerce.

Prior to focusing our targeted customer basis on car dealerships, we provided loans to small and medium sized enterprises and sole proprietors. We do not lend to individuals. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki Capital provides private loans to borrowers (primarily, car dealerships) for a service fee of 5%, and Arki Network and UnionPay Liaoning act as intermediaries to facilitate the loan transactions. Arki Network charges a service fee of 3% of the loan proceeds, of which 0.5% is paid to UnionPay Liaoning.

We believe that UnionPay Liaoning is incentivized to recommend as many borrowers to us as possible as the potential for additional service fees is a source of revenue for their operation. In China, the UnionPay cards are directly connected to the related bank accounts of the end user. The limit of the card is the balance of the related bank accounts. We have a contractual arrangement with UnionPay to provide us with such information and related due diligence information on car dealers and their customers.

The nature of the UnionPay bank card in China is similar to checking accounts that are widely used in the United States. Therefore, consumers in China purchase cars using their UnionPay bank cards, not credit cards, and through our relationship with UnionPay we can undertake due diligence on the car purchasers which assist us in analyzing the volume and credit worthiness of the car dealers to whom we are making loans.

Since the beginning of 2017, we have been focusing our microfinancing business customer basis on car dealerships pre-screened by UnionPay Liaoning based on historical sales volume generated through bank card transactions using UnionPay’s system. Once a car dealership submits a loan application to us, along with a recommendation letter provided by UnionPay Liaoning, Arki Network’s loan servicing team conducts additional due diligence on the quality of the borrowers. The loan servicing team first makes sure that the business is duly incorporated and in good standing with the State Administration for Industry and Commerce. The servicing team will then check the business’s credit history based on public records provided by the National Enterprise Credit Information Publicity System. The servicing team will also check business’s history with local tax authority to ensure that it does not have any outstanding tax liability. Lastly, the servicing team will conduct phone or in-person interview with the applicant to verify all necessary information. In certain instance, the servicing team may conduct arbitrary on-site visit to the business to assess the validity of the business. Upon completion of the background check by Arki Network’s servicing team, Arki Capital provides short-term loans in the form of original issue discount (“OID Loans”) to qualified borrowers with pre-set interest rate, terms and conditions.

Generally, the loan is made less upfront fees and payment of interest, and therefore we deem these loans original discount loans. While Arki E-Commerce collects the interest generated through these loans, Arki Network generates revenue through the service fee, typically 3%, due upon issuance of the OID Loans. With the exception of three companies for which we granted loans in the principal amount of RMB 1,000,000, we generally provide loans to businesses with annual revenue of at least RMB 2,000,000 (approximately US$285,714) with the following terms in order to lower default risk by the borrowers:

●	Principal loan amount: RMB 300,000,

●	Term: 3-6 months,

●	Security interest is not required,

●	Interest: 1% per month (in the form of original issue discount), and

●	Principal amount to be paid in equal monthly tranches with the first payment due at the end of the 1st month.

We granted the three larger loans outside of our general practice due our interest in diversifying our loan portfolio and testing out markets’ demand for such products. We have not received any bad debt in the last fiscal year.

Since the beginning of 2017, we have been focusing our microfinancing business customer basis on car dealerships. During 2018, we have provided 47 direct loans to car dealerships, totaling RMB98,300,000 (approximately $14,500,000), and we received full payment on all loans at maturity. All the loans provided by us in 2018 have a term of three (3) months with an interest rate of 2% per month, and the amount of the loans vary from RMB300,000 (approximately $43,801) to RMB4,000,000 (approximately $597,000).

Once a loan application is approved by Arki Network, Arki Capital provides funding for the loan to Arki Network, which in turn transfer the funding, net of its service fee, to UnionPay Liaoning, which will wire the loan funds after deducing its service fee to borrower’s bank account stored in its system, which is the same account borrower uses for receivables from its credit card transactions with UnionPay Liaoning. Once payments are due from the borrower, the borrower will send each tranche of repayment directly to Arki Network through UnionPay’s payment processing system and Arki Network will transfer the repayment back to Arki Capital. Neither UnionPay nor Arki Network charges any service fee to process the repayments.

Because there are a growing number of car dealerships throughout China, we believe that our microfinancing model offers substantial market potential and intend to devote additional resources to apply the business model in other regions throughout China.

Investment Opportunity Marketing

Arki Network, through its 51%-owned subsidiary, Arki Capital, engages in the business of marketing investment opportunities. In essence, this business has provided a source funds used to make loans to the microfinancing businesses. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other debt and equity investment opportunities to help investors obtain a return on their investment. Among the potential investment opportunities for this business are the car dealerships loans that are made through Arki Network. Still at its development stage, Bangnitou will have a number of financial products that aims to generate annual return ranging from 8-12%.  Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. As of December 31, 2018, Arki has received funds of RMB 6,440,000 (approximately $961,000), which were presented as cash as an asset and loan payable as a liability on our consolidated balance sheet. The funds carry terms between 6 months and 2 years, without interest. Upon the redemption date, the investors may demand back the funding or stay on as a limited partner. Since the beginning of 2018, we have been focusing on providing loans to car dealerships and Arki Capital is generating revenues from the borrowers’ interest payments. As of December 31, 2018, Arki Capital owns 750,000 shares of the Company’s stock. Arki Capital has not sold any of these shares as of yet, and therefore has not generated any revenue.

Our subsidiaries in the PRC (primarily, Arki Capital) obtain loans from lenders/investors through the Bangnitou platform. Arki Capital receives the loan funds and allows investors two options regarding repayment. In alternative A, investors may elect to receive a return of principal together with the interest at the end of the investment period (other than the prepaid interest amount). No other interest is paid during the loan period. In alternative B, the investors may elect to receive repayment through shares of the Company’s common stock at a pre-determined conversion rate. Interest, other than prepaid interest, is payable at the end of the loan term, either in cash or in additional shares of our common stock. Any shares of the Company that may be issued as part of this business line are shares previously obtained by Arki Capital from a third-party non-affiliate shareholder. This business is not conducted in the United States.

Arki Capital was established under PRC Partnership Law as a limited partnership on October 22, 2015. Its registered business includes Internet asset allocation management, capital restructuring consulting, equity investment services. As all partnerships in China have an initial term of 15 years based on the Partnership Law, the term of the operating agreement is 15 years from October 15, 2015. As long as the general partners or one general partner and at least one limited partner elect to continue the partnership, the partnership can continue after the initial term. The total subscribed capital is RMB100,000,000 (approximately US$15,728,959 based on the exchange rate of 6.3577 on October 22, 2015). Arki Network holds 51% of the subscribed capital contribution and assumes unlimited liability as a general partner. Three limited partners, each holds 30%, 10% and 9% of the subscribed capital contribution and assumes limited liability to the extent of the capital contribution each subscribed. According to the operating agreement, profits are distributed once a year, or as otherwise decided by all the partners unanimously. The limited partners each agrees on a performance target each year and net income after expenses and taxes is distributed according to the actual performance of the respective partner. The limited partners are not personally liable for any debt of the partnership, other than for the amount already invested in the partnership and for any unpaid amount on the subscribed capital, if any. The general partners are personally liable for any debt of the partnership. The general partner is also the managing partner in charge of daily operation, including but not limited to, matters in the ordinary course of business, dispute resolution, accepting or rejecting new partners and existing partner’s exit request. Any changes to profits distribution, matters regarding eliminating partners and termination of the partnership shall be determined by all partners unanimously. Any other matters that require partners’ vote shall be determined by partner(s) holding a majority of the subscribed capital contribution. The general partner cannot exit unless it ceases to exist due to loss of civil capacity if an individual, or due to bankruptcy if an entity. The limited partnership shall terminate if (i) the 15-year term of the operating agreement has ended and the partners decide not to continue, (ii) all partners decide to terminate, (iii) there are only limited partners, (iv) there is only one partner for more than 30 days, (v) the purpose of the partnership has been achieve or has become impossible to achieve, (vi) the business license is suspended or canceled, and (vii) due to other applicable laws or regulations.

We expect Arki Capital to derive substantially all of its revenues from the return generated by the performance of the underlying investment products. It would keep all return in excess of the return that is marketed to the retail investors for the product.

Summary Financial Information

As of December 31, 2018, Consumer Capital DE had total assets of $5,453,305, total liabilities of $816,796, and total equity of $636,509; and for the fiscal year ended 2017, Consumer Capital DE had total assets of $5,454,496, a total liability of $726,728, and a total equity of $4,727,768. For the year ended December 31, 2018, Consumer Capital DE had a net loss of $90,759 and generated total revenues of $0; and for the year ended December 31, 2017, Consumer Capital DE had net income of $462,097 and generated revenues of $0. The net income in 2017 was mostly derived from debt relief by Yinhang on August 31, 2017, and partly due to a refund from the IRS for wrongfully garnished of federal income tax in the previous years. As of December 31, 2018, Consumer Capital DE had 3 employees.

As of December 31, 2018 and 2017, Consumer Capital CA had total assets of $0, total liabilities of $0, total equity of $0. For the year ended December 31, 2018 and 2017, Consumer Capital CA had net income of $0 and generated revenues of $0. As of December 31, 2018, Consumer Capital CA had 0 employees.

As of December 31, 2018, Arki E-Commerce had total assets of $5,129,328, total liabilities of $15,822,493, and a total equity of $(10,693,165). As of December 31, 2017, Arki E-Commerce had total assets of $1,307,325, total liabilities of $2,431,996, and a total equity of $(1,124,672). For the year ended December 31, 2018, Arki E-Commerce had a net loss of $3,376,086 and generated total revenues of $0 and for the year ended December 31, 2017, Arki E-Commerce had a net loss of $1,126,542 and total revenues of $255,901. As of December 31, 2018, Arki E-Commerce had 3 employees.

As of December 31, 2018, American Pine had total assets of $2,993,581, total liabilities of $634,386, and a total equity of $2,359,195. As of December 31, 2017, American Pine had total assets of $460,320, total liabilities of $97,508, and total equity of $362,811. For the year ended December 31, 2018, American Pine had net loss of $1,244 and generated revenues of $0; and for the year ended December 31, 2017, American Pine had net income of $185,818 (due to the debt relief from Yinhang) and total revenues of $0. As of December 31, 2018, American Pine had 0 employees. Since this entity had no transaction in the past years, we are in the process of closing the entity during the current fiscal year and anticipate that this process will be complete during the second fiscal quarter of 2019.

As of December 31, 2018, Arki Network had total assets of $20,065,423, total liabilities of $31,913,693, and a total equity of $(11,848,270). As of December 31, 2017, Arki Network had total assets of $429,319, total liabilities of $1,956,632, and total equity of $(1,527,313). For the year ended December 31, 2018, Arki Network had a net loss of $1,911,617 and total revenues of $2,949,000; and for the year ended December 31, 2017, Arki Network had a net loss of $346,939 and total revenue of $0. As of December 31, 2018, Arki Network had 4 employees.

As of December 31, 2018, Arki Capital had total assets of $2,202,031, total liabilities of $4,800,199, and a total equity of $(1,325,066). As of December 31, 2017, Arki Capital had total assets of $2,202,031, total liabilities of $4,800,199, and total equity of $(1,325,066). For the year ended December 31, 2018, Arki Capital had a net loss of $10,856,300 and total revenues of $5,989,000; and for the year ended December 31, 2017, Arki Capital had a net loss of $1,081,966 and a total revenue of $0. As of December 31, 2018, Arki Capital had 5 employees.

As of December 31, 2018, Arki Tianjin E-Commerce had total assets of $2,189,979, total liabilities of $1,649,290, and a total equity of $540,689. For the year ended December 31, 2018, Arki Tianjin E-Commerce had a net loss of $563,429 and total revenues of $563,224. As of December 31, 2018, Arki Tianjin E-Commerce had 5 employees.

The assets, liabilities, equity, revenue and net income for the legal entities as of December 31, 2018 are as follows:

	CCG DE	Arki E- Commerce	Arki Network	Arki Capital	America Arki	America Pine	Arki Tianjin E-Commerce	Elimination	Consolidated
Assets	$5,453,305	$745,722	$2,917,192	$5,331,062	$0	$435,219	$2,189,979	$(15,621,967)	$1,450,512

Liabilities	$816,796	$2,300,337	$4,639,740	$10,883,345	$0	$92,230	$1,649,290	$(11,729,379)	$8,652,359

Equity	$4,636,509	$(1,554,615)	$(1,722,549)	$(5,552,283)	$0	$342,989	$540,689	$(3,892,587)	$(7,201,847)

Revenue	$-	$-	$446,606	$893,212	$-	$-	$563,429	$-	$1,903,247

Net Income (loss)	$(90,759)	$(511,285)	$(289,501)	$(1,644,113)	$0	$(188)	$563,224	$(1,590,343)	$(3,562,967)

The assets of CCG DE as of December 31, 2018 are composed of the assets below:

Cash	$11,992
Rent Deposit	2,400
Due from intercompany	2,019,192
Prepaid expense	1,200
Long-term investment	3,379,970
Fixed Assets, net	38,551
Total assets	$5,453,305

The amount “Due from intercompany” of $2,019,192 was totally offset by due to intercompany in other subsidiaries and $3,379,970 was offset by equities in other subsidiaries or related entities, such as our VIE companies.

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

As of December 31, 2010, and immediately prior to the merger transaction described below, we were an exploration stage company with nominal assets, no revenues, or operating history. On January 11, 2011, we changed our fiscal year end from June 30 to December 31.

On February 4, 2011, we acquired Consumer Capital Group, Inc., a California corporation (“CCG California”), a consumer e-commerce business with operations in the People’s Republic of China (“PRC”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among us, our wholly owned subsidiary CCG Acquisition Corp., a Delaware corporation (“CCG Delaware”), CCG California, and Scott D. Bengfort.

In the Merger, CCG Delaware merged into CCG California with CCG California as the surviving corporation. As a result, CCG California became our wholly-owned subsidiary, and the subsidiaries of CCG Delaware including America Pine (Beijing) Bio-Tech, Inc. (“American Pine”), Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”), Beijing Beitun Trading Co., Ltd. (since disposed in 2014), and America Arki (Fuxin) Network Management Co. Ltd. (“American Arki”), all of which are incorporated in China (together, the “PRC Subsidiaries”), became our indirect subsidiaries. Arki E-Commerce and America Arki have a contractual relationship with America Arki Network Service Beijing Co., Ltd. (“Arki Network”), a PRC limited liability company, which is 100% owned by two of CCG California’s former major shareholders and officers. CCG California, the PRC Subsidiaries, and Arki Network are collectively referred to as the “CCG Group.”

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

Immediately prior to the closing of the Merger, there were 2,500,000 issued and outstanding shares of common stock, 60% of which were held by the then-principal stockholder, CEO, and sole director of our company, Mr. Bengfort. As a part of the Merger, CCG California paid USD $335,000 in cash to Mr. Bengfort in exchange for his agreement to enter into various transaction agreements relating to the Merger, as well as the cancellation of 1,388,889 shares of common stock directly held by him, constituting 92.6% of his pre-Merger holdings of our common stock.

In connection with the Merger, our mining rights were assigned to Mr. Bengfort, and in turn, Mr. Bengfort personally assumed all liabilities of our company existing immediately prior to the closing, under the terms of an Assignment and Assumption Agreement between our company and Mr. Bengfort effective on the closing date of the Merger (the “Assignment and Assumption Agreement”). Mr. Bengfort also agreed to discharge and forego his rights to be repaid approximately $16,000, which we owed to him immediately prior to the closing of the Merger, along with all other claims against us, by executing a release agreement (“Release”) effective on the closing date of the Merger. Mr. Bengfort also agreed to be a party to the Merger Agreement, including various representations and warranties. Further, Mr. Bengfort executed an indemnification agreement (“Indemnification Agreement”) in favor of CCG California and its shareholders to indemnify them for any breach of the Merger Agreement or unpaid or unresolved liabilities of our company that may materialize within a one-year period after the closing. The closing of the Merger was on February 4, 2011.

In connection with the closing, Mr. Bengfort resigned from his role as our sole officer and director. New directors took office, and appointed new officers promptly following the closing of the Merger.

Recent Business Developments

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

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. In connection with the transaction, the Company also engaged a consultant to provide acquisition-related services, which services were paid for through the issuance of 824,583 shares of Common Stock. The transaction failed to go through as at December 31, 2017 and all of the shares were returned and cancelled.

Subsequently, the parties mutually terminated the Agreement through a termination agreement dated March 29, 2018 between Arki Network and Shenzhou Rongtong. Under the Equity Transfer termination agreement, the shareholders of Shenzhou Rongtong returned to the Company 4,175,417 shares of common stock of the Company, and the Company returned all of Shenzhou Rongtong’s issued and outstanding equity securities to the shareholders of Shenzhou Rongtong.

Effective on June 26, 2018, one of the Company’s subsidiary, America Arki, ceased operation and cancelled its registration records. The disposal of America Arki did not represent a strategic shift that has a major effect on the Company’s operations and financial results and it is not accounted for as a discontinued operation in the consolidated financial statements.

On August 21, 2018, we incorporated Arki (Tianjin) E-Commerce Ltd. (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. We are developing the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. This entity operates our consumer marketing website, www.ccmus.com, and our art and antique website, wancang.net.

On March 21, 2019, we established Arki (Guangzhou) Investment Consulting Co. Ltd. in Guangzhou, China which is 100% owned by Arki Capital. Guangzhou is the capital of Guangdong province, and it is the center of the Guangdong-Hong Kong-Macao Greater Bay Area. This area has been established as a special development area by the Chinese government in February 2019, and we intend to further develop our business, especially the Bangnitou business, in this area. The registered capital of the company is RMB 200,000. We intend to explore additional related business opportunities in this area in the near future.

Changes to Business

Ceased Businesses

E-Commerce Business for Healthcare Products

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

On February 5, 2010, in connection with the execution of a Stock Right Transfer Agreement, America Pine California transferred all of its equity interests in both Arki Beijing and America Pine Beijing to CCG California, which was formed in California on October 14, 2009.

On November 26, 2010, CCG California formed America Arki, a PRC WFOE, as its wholly owned subsidiary.

On November 26, 2010, Arki E-Commerce, Arki Network, and Arki Network’s shareholders entered into contractual arrangements, and on December 2010, America Arki, Arki Network Service, and Arki Network’ shareholders entered into contractual arrangements, to operate Company’s consumer e-commerce website. Arki Network is owned by, Mr. Jianmin Gao and Mr. Fei Gao, CCG’s two largest shareholders, and Lihua Xiao. These arrangements are more fully described below under “Corporate Structure.” Because of the lack of sales generated on our online retail platforms, we ceased our E-commerce business in first quarter of 2015.

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

Established on May 26, 2014, under the PRC laws, Shanghai Zhonghui offered a peer-to-peer lending platform that provided financing and investment opportunities for small to medium sized business and investors, including outsource of financial information technologies, investment management, investment consulting, as well as other related asset management services in China.

On December 28, 2016, upon approval by the majority shareholder and Board of Directors of the Company and Arki Network, Arki Network entered into certain business sale agreement with Yanbian YaoTian Gas Group Co., Ltd, a company organized under the laws of the PRC whereby Arki Network sold all of its interest in Shanghai Zhonghui for no consideration.

We have since ceased our peer-to-peer lending business.

Financial Advisory Service

On December 1, 2016, the Company, through its variable interest entity, Arki Network, entered into certain Share Exchange Agreement with Yin Hang Financial Information Service (Shanghai) Co., Ltd., a company established under the laws of the People’s Republic of China (“Yin Hang”). Pursuant to the Agreement, the Company agreed to acquire 100% of the capital stock of Yin Hang in exchange for the issuance of 4,680,000 shares of Company’s common stock, par value $0.0001 per share, to Yin Hang’s shareholders, to be issued upon completion of audit of Yin Hang.

Through Yin Hang, we offered financial consulting services such as loan origination criteria checkup, risk assessment and loan monitoring to SMEs and financial institutions in China. Yin Hang began its operation in 2013 and has developed its own big data risk assessment system to provide credit rating and risk management solutions to borrowers and financial institutions to facilitate loan origination process and reduce default risks for all parties involved in a particular lending transaction. Based on the loan transactions, the service fee is typically between 15-24% of the loan amount, to be covered by the borrowers.

Yin Hang provided its services to a range of industries, including agriculture, manufacturing, servicing and consumer product sectors. Company’s core value relies on the big data it has collected based on borrower’s demographics and psychographics in the past. Using Yin Hang’s risk assessment system, lenders were able to reduce its risk and improve the performance of its loan portfolio by only lending to borrowers that the assessment system pre-approves. On the other hand, borrowers using the system was able to receive a credit assessment that could serve as an independent valuation for the lender in addition to lender’s own credit assessment team. In addition to the risk assessment service, Yin Hang was also able to provide lenders with loan monitoring and collection service.

On August 31, 2017, Arki Network and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang was no longer consolidated in the Company’s financial statements as of September 1, 2017 and we have ceased our financial advisory business.

Corporate Structure

As discussed above, we are a holding company incorporated under the laws of the State of Delaware on April 25, 2008. Through acquisitions and mergers, we are the parent company of (i) Consumer Capital Group Inc., a California corporation, (ii) Arki (Beijing) E-Commerce Technology Corp., a WFOE formed under the laws of the PRC on March 6, 2008 with a registered capital of US$300,000 and legal representative of Jianmin Gao, (iii) America Pine (Beijing) Bio-Tech Inc., a WFOE formed under the law of the PRC on March 21, 2007 with a registered capital of approximately US$330,000 and legal representative of Jianmin Gao and (iv) America Arki (Fuxin) Network Management Co. Ltd., a WFOE formed under the laws of the PRC on November 25, 2010 with a registered capital of US$200,000 and legal representative of Jianming Gao. As stated above, the operations of America Arki (Fuxin) ceased in June 2018. Further, we established Arki Tianjin E-Commerce, a VIE formed under the laws of the PRC on August 21, 2018 with a registered capital of RMB10 million (Approximately $1,480,000) and the legal representative of Fei Gao.

Contractual Arrangements among Arki E-Commerce, Arki Network, and America Arki

Our relationships with Arki Network, its stockholders, and Arki E-Commerce are governed by a series of contractual arrangements, as we (including our direct and indirect subsidiaries) do not own any equity interests in Arki Network. PRC law currently has limits on foreign ownership of certain companies. These businesses are our VIE businesses. To comply with these restrictions, Arki Network and its shareholders entered into two sets of contractual arrangements with Arki E-Commerce and America Arki in November 2010. As discussed above, during 2018, the operations of American Arki were discontinued and currently, our relationship with Arki Network continues to be governed by the ongoing contractual arrangements with Arki E-Commerce. These contractual arrangements are described below:

Powers of Attorney. The equity owners of Arki Network irrevocably appointed Arki E-Commerce and formerly, America Arki to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members.

Share Pledge Agreements. The equity owners of Arki Network pledged their respective equity interests in the entity as a guarantee for the payment by the entity of consulting and services fees under the business cooperation agreements and repayment under the loan agreements.

Business Cooperation Agreement. Arki E-Commerce, Arkin Tianjin E-Commerce, and America Arki (through June 2018) provides the entity with technical support, consulting services, and other commercial services to Arki Network. The initial term of these agreements is ten years. In consideration for those services, Arki Network agrees to pay Arki E-Commerce and America Arki service fees. The service fees are eliminated upon consolidation. Due to the cessation of America Arki’s operations, the services and consideration contemplated by this agreement have terminated and are solely governed by the agreement with Arki E-Commerce.

Loan Agreements. Loans were granted to the equity owners of Arki Network by America Arki (through June 2018) with the sole and exclusive purpose of providing funds necessary for its capitalization as required by the laws of the PRC.

Exclusive Option Agreements. Shareholders of Arki Network granted an option contract to Arki E-Commerce and America Arki (through June 2018) to purchase their respective equity interests in the entity. As of the date of this report, we conduct substantially all of our business operations through Arki E-Commerce, which holds substantial control over Arki Network’s operations through their contractual arrangements. Upon the cessation of America Arki’s operations, this option contract with America Arki is no longer effective. The option with Arki E-Commerce remains in effect.

The following diagram illustrates our current corporate structure:

Our Industry

According to a working paper published by Hong Kong University of Science and Technology, despite their on-going contributions to China’s economic development, small small-to-medium sized enterprises (“SMEs”) face significant barriers in accessing credit from state-owned commercial banks. In 2013, only 23.2 percent of bank loans were extended to SMEs. Access to working capital loans is even more restricted: only 4.7 percent of short-term loans went to SMEs. Given these structural constraints on private sector borrowing from state banks, China’s SMEs have depended on non-banking sources of credit since the earliest years of economic reform. In surveys of private businesses conducted during the mid-1990s and mid-2000s, over two-thirds of the respondents indicated that they had relied on some form of informal finance. More recent research indicates that reliance on non-banking financing mechanisms has not abated. A World Bank survey of 2,700 private companies in 2011 to 2013 found that only 25 percent had bank credit and 90 percent drew on internal financing. Within that period, a 2012 survey of SMEs in fifteen provinces conducted by China’s Central University of Finance and Economics (CUFE) found that 57.5 percent had participated in informal credit markets. The bi-annual national surveys private enterprises administered by the All-China Federation of Industry and Commerce consistently find that ‘accessing bank credit’ is among the top self-reported challenges facing the private sector. As such, SMEs in China continue to rely heavily on non-banking financial intermediaries. (Source: Financing Small and Medium Enterprises in China: Recent Trends and Prospects beyond Shadow Banking, Kellee S. Tsai, HKUST IEMS Working Paper No. 2015-24, May 2015).

In China, the reliance on these non-banking financial intermediaries represents a market response to a combination of policy restrictions and related political priorities. At the most basic level, financial repression allows SOEs to receive subsidized credit, while inhibiting the ability of banks to price loans for higher risk SMEs. As such, since the earliest years of reform, various types of informal financial intermediaries and non-banking financial intermediaries have emerged to fill the SME funding gap. Some lend directly to private businesses, while others guarantee loans from commercial banks. Meanwhile, artificial suppression of deposit rates has driven savers to seek higher returns from other investment opportunities. Banks thus turned to off-balance sheet products to generate earnings from alternative sectors. The recent rise of on-line P2P lending platforms bypasses the banking system altogether by brokering between SMEs and private lenders/investors. This imbalance between supply and demand for capital among SMEs therefore presents business opportunities for us.

Business Strategy

We plan to implement two primary strategies to expand our market presence within the industry: (i) increase Arki Network’s lending capacity through the cash generated from operations and additional capital that the Company is able to raise; and (ii) expand the Company’s geographic coverage for both microfinancing and investment marketing business to major metropolitan areas such as Beijing, Shanghai, Guangzhou through the establishment of sales force. We believe that we can experience significant growth in these areas because there is a large number of established car dealerships in need of cash liquidity but lack the ability to finance either due to their limited size of business or local banks’ preferences to finance bigger and more established companies. In addition, we believe that our investment opportunity marketing business will be able to provide potential investors a more attractive return comparing to traditional investment products.

We also plan to develop, through Arki Network and its subsidiary Arki Tianjin E-Commerce, an e-commerce online marketplace – Wan Cang World (www.wancang.org) where users can buy and sell art and antiques, including coins, jade, china, paintings, jewelry, furniture, and so on. We plan to provide a platform where the art can be showcased, appreciated and verified, exchanged and liquidated. We have also engaged professional appraisal team to assess the quality and value of the art on the marketplace. We also have an offline action house where jewelry and other more valuable art are auctioned.

Competitive Strengths

Although we operate in a highly-competitive industry, we believe that the following factors provide us with the competitive advantage in the marketplace that could differentiate us from our potential competitors:

●	Strong Relationships with Local Financial Institutions. We have developed strong relationships with local financial institutions. For our microfinancing business, we only provide financing to clients that have been pre-screened by the credit card processing companies such as UnionPay. Arki Network would charge a service fee based on the loan amount and share part of the service fee with UnionPay. The additional stream of revenue incentivizes UnionPay to promote our services and introduce to us potential lending opportunities. It is through leveraging this relationship with large financial institutions such as UnionPay that we believe we are able to provide a unique value-added service to our clients and will be able to grow our client base.

●	Experienced and committed leadership. Our CEO, Mr. Jianmin Gao, has had extensive experience in the banking industry prior to founding our company. Mr. Gao’s experience has provided our company with the skills and expertise that are essential in approaching and selecting appropriate banks, dealing with bank personnel, identifying and evaluating appropriate financial products and services, structuring tailored financial solutions and bargaining with banks on behalf of our clients. In addition, Mr. Gao also has extensive experience working with car dealerships. We believe the experience and resources that Mr. Gao can offer will help our company become a more active player in the industry.

●	Substantial potential client base. Our microfinancing clients are introduced by the Liaoning provincial branch of UnionPay. Almost all businesses of various sizes use UnionPay as their primary credit card or debit card payment processor within China. Our collaboration with UnionPay therefore places us in a unique position, as UnionPay’s large portfolio of users provides us with lending opportunities on a mass scale. As our business grows, we believe the existing clients will also continue to be a referral source of our business.

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

Trademarks

No.	Registrant	Trademark	Valid Through	Application Area

1	Arki (Beijing) E-Commerce Technology Corp.		2021/7/20	Technology research; research and development; computer software maintenance; computer system analysis; computer system design; website maintenance; transforming physical data into digital data; internet search engine

2	Arki (Beijing) E-Commerce Technology Corp.		2022/2/27	Technology research; research and development; computer software maintenance; computer system analysis; computer system design; website maintenance; transforming physical data into digital data; internet search engine.

3	Arki (Beijing) E-Commerce Technology Corp.		2023/2/6	Insurance; capital investment; equity fund investment; collection’ financial service; real estate leasing; brokerage; guaranty; trust; pawn.

4	America Arki Network Service Beijing Co., Ltd.		2024/8/13	n/a

5	America Arki Network Service Beijing Co., Ltd.		2024/6/6	n/a

6	America Arki Network Service Beijing Co., Ltd.		2024/6/20	n/a

7	America Arki Network Service Beijing Co., Ltd.		2024/8/13	n/a

Domains

Consumer Capital Group Inc. has one domain name: www.ccgusa.com.

Arki Network holds the ICP license issued by the Beijing Communications Control Bureau No. 100852 on June 28, 2013. We have registered three websites using this ICP license: www.ccmus.com, www.bangnitou.net, and www.wancang.org. The domains www.ccmus.com and www.wancang.org were created for our E-Commerce business and www.bangnitou.net, which also has a corresponding mobile application, has been created for our business of marketing investment opportunities. As discussed elsewhere in this report, neither business has generated substantial revenue as of today, if any.

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

Investment Opportunity Marketing

While we have had limited operation and income from our investment opportunity marketing business, the existing clients have come to us through referrals from existing relationships and we believe word-of-mouth is an especially effective marketing tool for the investment opportunity marketing product, as our product mainly targets retail investors. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word-of-mouth referrals. We also encourage our employees to introduce or recommend new clients to us by providing incentive bonus. This business is operated through the Bangnitou website platform which had limited operations during the fiscal years ended December 31, 2018 and 2017.

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

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business (the “Circular”), issued by the former Ministry of Information Industry (“MII”) in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain an internet content provider, or ICP, license to conduct any value-added telecommunications business in China. Under the Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring, or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites, or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, certain relevant assets, such as the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. The Circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. If an ICP license holder fails to comply with the requirements in the Circular and also fails to remedy such non-compliance within a specified period of time, MII or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP license. We believe Arki Network is in compliance with the Circular.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to utilize such amounts and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle (“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for us given the fact that no provision in the M&A Rules classifies the respective contractual arrangements between Arki Network and Arki E-Commerce as a type of acquisition transaction falling under the M&A Rules. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that we are required to obtain approval, we may face sanctions by the CSRC or another PRC regulatory agency.

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

Employees

As of December 31, 2018, we had 23 employees. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees
Senior management	4
Sales	8
Accounting	3
Human resources and administrative personnel	4
IT staff	3
Marketing	3
Total	23

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, have affected, and in some cases, could affect actual results of operations and cause results to differ materially from those anticipated in forward-looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face as there are additional risks that we are not presently aware of or that we currently believe are immaterial, that may also impair business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

We have a limited operating history in a new and evolving market, which makes it difficult to evaluate our future prospects.

The market for China’s microfinancing service is relatively new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. Potential borrowers and lenders may not be familiar with this market and may have difficulty distinguishing our services from those of our competitors. Convincing potential new borrowers and lenders of the value of our services is critical to increasing the volume of loan transactions facilitated by our company and to the success of our business.

We started engaging in the microfinancing business in 2016 and in the business of marketing investment opportunities in 2015. As a result, our current core business has a limited operating history. As our business develops or in response to competition, we may continue to introduce new products and services or make adjustments to our existing offerings and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by our companies, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and lenders;

●	broaden our loan product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of our IT infrastructure and the confidentiality of the information provided and utilized across our platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and lenders about the value of our services, if the market for our services does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

If we are unable to maintain or increase the amount of transactions or if we are unable to retain existing borrowers or attract new borrowers, our business and results of operations will be adversely affected.

To maintain and increase the amount of transactions facilitated to borrowers, we must continue to increase the amount of transactions facilitated to existing borrowers and attract additional prospective borrowers, which may be affected by several factors, including our brand recognition and reputation, the financing service fees charged, installment plans offered, our efficiency in engaging prospective borrowers, the effectiveness of our risk management, our ability to secure sufficient and cost-efficient funding, borrower experience, the PRC regulatory environment governing our industry and the macroeconomic environment. In connection with the introduction of new products or in response to general economic conditions, we may also impose more stringent borrower qualifications to ensure the quality of the transactions we facilitate, which may negatively affect the growth of transactions facilitated to borrowers. Furthermore, we engage the majority of our active borrowers through UnionPay Liaoning. If such borrower engagement channels become less effective, if we are unable to continue to use such channels, or if the cost of borrower engagement from such channels become less efficient, and we are unable to attract borrowers through new channels, we may not be able to engage new borrowers in a cost-efficient manner or convert prospective borrowers into active borrowers, and may even lose existing borrowers to our competitors. If we are unable to attract quality borrowers or if borrowers do not continue to utilize our credit products, we might be unable to increase the amount of transactions facilitated to borrowers and our total revenues as expected, and our business and results of operations may be adversely affected.

We rely on our risk management model in the determination of credit approval and credit limit assignment. If our risk management model fails to perform effectively, such failure may materially and adversely impact our operating results.

Credit limits for our borrowers are determined and approved based on risk assessment conducted by our internal team. We take into consideration potential borrower’s sales volume and transaction volume that go through UnionPay, is a credit/debit card processing company that is used by a majority of business in China. While we rely on UnionPay to provide information based on which we can assess the cash flow and liquidity of, there can be no assurance that the information UnionPay will provide a complete picture of the business. In addition, as we have a limited operating history, we may not have accumulated sufficient credit analysis and data to optimize our model and system. If we are unable to effectively and accurately assess the credit profiles of borrowers or price credit products appropriately, we may either be unable to offer attractive financing service fee and credit limits to borrowers, or be unable to maintain low delinquency rates of transactions facilitated by us, and our business and results of operations may be materially and adversely affected.

If we are unable to maintain low delinquency rates for transactions facilitated by us, our business and results of operations may be materially and adversely affected. Further, historical delinquency rates may not be indicative of future results.

We may not be able to maintain low delinquency rates for our private loans, or such delinquency rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. We shifted our focus of target borrower base from small and medium sized enterprises to car dealerships since the beginning of 2017, and we may not be able to accurately assess the credit profiles of our current target borrower base. Increase in credit utilization by borrowers from existing levels, including increase in the use of our credit products from users that were approved for credit but have not previously drawn down on their credit, may also potentially have a material adverse effect as to the delinquency rates for our loans. If we were to experience a significant increase in delinquency rate, we may not be able to attract and obtain have sufficient capital resources to provide loans to borrowers, and if this were to occur, our results of operations, financial position and liquidity will be materially and adversely affected.

Our business may be adversely affected if we are unable to secure funding on terms acceptable to us, or at all.

We rely on investments of our limited partners at Arki Capital to fund our direct loans. The availability of acquiring limited partners depends on many factors, some of which are out of our control. There can be no assurance that we will be able to rely on their investment in the future. Our ability to acquire new limited partners or find other source of funding may be subject to regulatory or other limitations. In addition, regardless of our risk management efforts, our loans may nevertheless be considered riskier and may have a higher delinquency rate than loans made by borrowers with more established credit histories by traditional financial institutions. In the event there is a sudden or unexpected shortage of funds from our limited partners or if our limited partners have determined not to continue to invest in us, we may not be able to maintain necessary levels of funding without incurring high costs of capital, or at all.

If our loan products do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We incur expenses and consume resources upfront to develop and market new loan products. Our existing or new loan products could fail to attain sufficient market acceptance for many reasons, including but not limited to:

●	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

●	borrowers and lenders using our services may not like, find useful or agree with any changes;

●	our failure to properly price new loan products;

●	defects, errors or failures on our service;

●	negative publicity about our loan products or our service’s performance or effectiveness;

●	views taken by regulatory authorities that the new products or service changes do not comply with PRC laws, rules or regulations applicable to us; and

●	the introduction or anticipated introduction of competing products by our competitors.

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

The private lending industry in China is intensely competitive and evolving. We compete with many firms with lending capability. We also compete with financial products and companies that attract borrowers, lenders or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to lenders, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts, real estate and alternative asset classes.

Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their services. Our competitors may also have longer operating histories, more extensive borrower or lender bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Our competitors may be better at developing new products, offering more attractive investment returns or lower fees, responding faster to new technologies and undertaking more extensive and effective marketing campaigns. In response to competition and in order to grow or maintain the volume of loan transactions facilitated through our services, we may have to offer higher investment return to lenders or charge lower transaction fees, which could materially and adversely affect our business and results of operations. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our services could stagnate or substantially decline, we could experience reduced revenues or our services could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

Our inability to collect loans could adversely affect our results of operations.

We reduce risk of default of our loan by only providing small loans to car dealerships recommended by UnionPay Liaoning, which introduces such potential borrowers based on the borrowers’ past sales volume using their credit card processing system. There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay the outstanding loans balances in our direct loan business or that we may not recover the full amount of the payment we made to the lender in our guarantee business. While we hedge such default risk by keeping the loan amount at a relative low amount comparing to borrowers’ sale, the borrowers generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have fewer financial resources to weather a downturn in the economy. Such borrowers may expose us to greater credit risks than lenders lending to larger, better-capitalized state-owned businesses with longer operating histories. Conditions such as inflation, economic downturn, local policy change, adjustment of industrial structure and other factors beyond our control may increase our credit risk more than such events would affect larger lenders. Such systematic adverse changes in the local economy may have a negative impact on the ability of borrowers to repay their loans and our results of operations and financial condition may be adversely affected.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

The continued development and success of our business relies on the recognition of our brands. We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and lenders to our services. Successful promotion of our brand and our ability to attract qualified borrowers and sufficient lenders depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Our result of operations may be negatively affected if information supplied by borrowers is inaccurate, misleading or incomplete, including if the borrowers use the loan proceeds for purposes other than as originally provided.

Borrowers supply a variety of information that is included in the loan listings on our services. We do not verify all the information we receive from borrowers, and such information may be inaccurate or incomplete. For example, we often do not verify the intended use of loan proceeds, and the borrower may use loan proceeds for other purposes with increased risk than as originally provided. Moreover, lenders do not, and will not, have access to detailed financial information about borrowers. If we issue loans based on information supplied by borrowers that is inaccurate, misleading or incomplete, we may not receive their expected returns and our result of operations will be negatively affected.

Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and third-party service providers. Our business depends on our employees and third-party service providers to interact with potential borrowers and lenders, process large numbers of transactions and support the loan collection process, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with borrowers and lenders through our services is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and lenders, we could be liable for damages and subject to regulatory actions and penalties.

Furthermore, as we rely on certain third-party service providers, such as third-party payment services and custody and settlement service providers, to conduct our business, if these third-party service providers failed to function properly, we cannot assure you that we would be able to find an alternative in a timely and cost-efficient manner or at all. Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and lenders, inability to attract borrowers and lenders, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.

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

Adverse results in material litigation matters could have a material adverse effect on the Company’s business.

The Company may become subject, in the ordinary course of business, to material legal action related to, among other things, intellectual property disputes, claims with customers and vendors and employee-related matters. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect the business, included in this Annual Report. The Company may also receive inquiries and requests for information from governmental agencies and bodies. Claims asserted against us may result in decreased demand for our products, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of the business, which could adversely affect the business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved, and it is difficult to estimate the possible costs to us stemming from any such matters. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. Further, our inability to obtain adequate liability insurance at an acceptable cost or to otherwise protect against potential claims could inhibit the commercialization of any products that we develop. An unfavorable outcome in such litigation could result in substantial monetary damages as well as damage to the Company’s reputation, which could have a material adverse effect on the business, results of operations, financial position and cash flows.

Our ability to protect the confidential information of our borrowers and lenders may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Our service collects, stores and processes certain personal and other sensitive data from our borrowers and lenders, which makes it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our service could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and lenders could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

Failure in our information technology systems or cybersecurity breaches could significantly disrupt our operations.

The Company’s success depends on the efficient and uninterrupted operation of its information technology systems. Information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. A failure of the network or data gathering procedures could impede the processing of data, disrupt our ability to process transactions, bill the appropriate party, encumber the day-to-day management of the business and could result in the corruption or loss of data. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events could result in interruptions in the flow of data to the servers and from the servers to clients. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business.

Security breaches and unauthorized access to the Company or its customers’ data could harm the Company’s reputation and adversely affect its business.

Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics. Although the Company believes that it has robust information security procedures and other safeguards in place, which are monitored and routinely tested, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventative measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Breaches of the Company’s security measures and the unauthorized dissemination of personal information, proprietary or confidential information about the Company or its customers or other third parties could expose customers’ private information and could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or breaches of security could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective since December 31, 2015. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.”

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

We have implemented a number of measures in an effort to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud and expose us to an increased risk of fraud or misuse of corporate assets. We may also be required to restate our financial statements from prior periods.

If we are unsuccessful in implementing or following the remediation plan or fail to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of our common stock. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

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

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. We currently do not carry a “key man” life insurance on the officers. Therefore, if one or more of our key executives were unable or unwilling to continue in their present positions, we may incur substantial cost or may not be able to replace them at all. Consequently, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. If that’s the case, we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

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

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company, Arki Network are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Arki Network, revoking the business licenses or operating licenses of Arki Network, shutting down our servers or blocking our online service, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from public offerings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of Arki Network, and/or our failure to receive economic benefits from Arki Network, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP.

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

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected. See “— Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.”

The shareholders of Arki Network, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Arki Network, our consolidated variable interest entity, are held by Mr. Jianmin Gao, our President, CEO and Chairman of the Board, and Fei Gao, COO and Director. Their interests in Arki Network may differ from the interests of our company as a whole. These shareholders may breach, or cause Arki Network to breach, the existing contractual arrangements we have with them and Arki Network, which would have a material adverse effect on our ability to effectively control Arki Network and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Arki Network to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

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

Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoid conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the direct lending service industry in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, we cannot rule out the possibility that the PRC government will institute a license requirement covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

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

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using capital from financings to make loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, our ability to utilize the proceeds from any financing transactions that we may undertake to fund our PRC subsidiary, such as by making loans to or additional capital contributions to our PRC subsidiary, is subject to applicable government registration and approval requirements. Any loans to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiary to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOC or its local counterpart and the amount of registered capital of such foreign-invested company.

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

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from any securities transactions that we may undertake to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations, or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers, and may therefore be impossible to facilitate.

The laws and regulations governing the online consumer finance industry in China are evolving rapidly. If any of our business practices is deemed to violate any PRC laws or regulations, or if our arrangements with financing partners are adjusted, we may have to change our business model, and our business, financial condition and results of operations would be materially and adversely affected.

On December 1, 2017, the Internet Finance Rectification Office and the Online Lending Rectification Office jointly issued the Notice on Regulating and Rectifying “Cash Loan” Business, or Circular 141, outlining general requirements on the “cash loan” business conducted by network microcredit companies, banking financial institutions and online lending information intermediaries. Circular 141 specifies the features of “cash loans” as not relying on consumption scenarios, with no specified use of loan proceeds, no qualification requirement on customers and unsecured etc. Circular 141 sets forth several general requirements with respect to “cash loan” business, including, without limitation: (i) no organizations or individuals may conduct the lending business without obtaining approvals for the lending business; (ii) the aggregated borrowing costs of borrowers charged by institutions in the forms of interest and various fees should be annualized and subject to the limit on interest rate of private lending set forth in the Private Lending Judicial Interpretations issued by the Supreme People’s Court; (iii) all relevant institutions shall follow the “know-your-customer” principle and prudentially assess and determine the borrower’s eligibility, credit limit and cooling-off period, etc. Loans to any borrower without income sources are prohibited; and (iv) all relevant institutions shall enhance the internal risk control and prudentially use the “data-driven” risk management model. In additions, Circular 141 emphasizes several requirements on the online lending information intermediaries. For instance, such intermediaries are prohibited from facilitating any loans to students or other persons without repayment source or repayment capacity, or loans with no designated use of proceeds. Also, such intermediaries are not permitted to deduct interest, handling fee, management fee or deposit from the principal of loans provided to the borrowers in advance. Any violation of Circular 141 may result in penalties, including but not limited to suspension of operation, orders to make rectification, condemnation, disapproval of recordation, revocation of license, order to cease business operation, and criminal liabilities.

Given that the loans we select qualified car dealerships borrowers based on their historical sales volume generated through credit card transactions using UnionPay’s system and our loans are based on real consumption scenarios with specified use, we believe they should not be deemed as “cash loans” under Circular 141, and thus our microfinancing business is not subject to the regulation of Circular 141.

However, as the Circular 141 has been issued fairly recently and the laws and regulations governing the online consumer finance industry in China are evolving rapidly, there are substantial uncertainties regarding the interpretation and application of the regulations. Accordingly, we cannot rule out the possibility that the PRC regulatory authorities may take a view that is contrary to ours and view the microfinancing business as “cash loans.” Therefore, in the event that the loans are deemed as “cash loans” under the Circular 141, we may have to significantly change our business model, which would materially and adversely affect our results of operations and financial condition.

Risks Related to Our Common Stock

Our Common Stock has limited public trading market

The Company’s common stock is currently traded on the OTCQB tier of the OTC Market under the symbol “CCGN”. There is a limited trading market for the Company’s common stock and the bid and asked prices for its common stock on the OTCQB may fluctuate widely. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell shares of the Company’s common stock, or the prices at which holders may be able to sell their common stock. Subsequently, investors may need to bear the economic risk of an investment in the Company’s securities for an indefinite period of time, which may hamper the Company’s ability to raise additional capital. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act, under certain conditions, requires a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. The liquidity of the Company’s common stock on the OTCQB is expected to be less than if such shares of common stock traded on a nationally-recognized exchange. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations for the price of the Company’s common stock, and the price of the common stock could suffer a significant decline. Delisting may also impair the Company’s ability to raise capital. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We are not likely to pay dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate. Accordingly, you may have to sell some or all common stock to generate cash. You may not receive a gain on the investment when you sell shares of the Company’s common stock and may lose the entire amount of the investment.

Our Common Stock may be subject now and in the future to the SEC’s “Penny Stock” rules.

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

Possible volatility in the price of the Company’s common stock and limited trading volume could negatively affect us and our stockholders.

The price of shares of the Company’s common stock has been and is likely to continue to be volatile. During the 2018 fiscal year, the trading price of the Company’s common stock fluctuated from a high of $8.80 per share to a low of $1.01 per share. The price of the Company’s common stock is subject to wide fluctuations due to a number of other factors, some of which are beyond the Company’s control, including:

●	quarterly variations in operating results;

●	announcements we or the Company’s competitors make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;

●	additions or departures of key personnel;

●	the introduction of competitive offerings by existing or new competitors;

●	uncertainty about and customer confidence in the current economic conditions and outlook;

●	reduced demand for any given product; and

●	sales of the Company’s common stock.

The U.S. securities markets experience significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of the Company’s common stock, regardless of operating performance. Moreover, the Company’s stock has limited trading volume, and this illiquidity may increase the volatility of the Company’s stock price. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation has been instituted against that company. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Properties

Our corporate headquarters are located at 1125 Route 9W S., Nyack, NY 10960. On November 1, 2018, we entered into a three-year lease agreement (the “Lease”) with a related party, Lihua Xiao, a U.S. resident with Chinese passport, for our principal executive office. The Lease started on January 1, 2019 and will expire on December 31, 2021, subject to renewal. Based on the lease agreement, the Company pays a monthly rent of $5,000.

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the leasee of an office located at Gaobeidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Year 2018	High	Low
First Quarter	$8.20	$3.00
Second Quarter	$8.80	$5.57
Third Quarter	$4.50	$1.01
Fourth Quarter	$4.50	$2.30

Fiscal Year 2017	High	Low
First Quarter	$25.00	$1.6
Second Quarter	$6.30	$3.51
Third Quarter	$7.00	$4.02
Fourth Quarter	$7.90	$5.00

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

Holders of Our Common Stock

As of December 31, 2018, we had approximately 6,069 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC Operating Entities for our funds and PRC regulations (described above) may limit the amount of funds distributable to us from our PRC Operating Entities, which will affect our ability to declare any dividends

Sales of Unregistered Securities Unregistered Securities

Except as previously reported in our filings with the SEC and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended December 31, 2018.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in this report and from time-to-time in other reports that we file with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statements, whether due to new information, future events or otherwise, except as required by law.

Overview

We strive to become a one-stop shop that focuses on microfinancing services for car dealerships in China. We are primarily engaged in the businesses of microfinancing. We operate our direct microfinancing business through our variable interest entity, or “VIE”, Arki Network and its subsidiary, Arki Capital. With the increased difficulty of obtaining sufficient financing through traditional channels, we offer car dealerships alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. It is our belief that the growth of car dealerships will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining microfinancing process will place our company in a unique position in the marketplace.

Microfinancing

Currently, we engage in microfinancing business through our VIE, Arki Network, and its subsidiary, Arki Capital to provide direct loans primarily to car dealerships based in Liaoning Province. Our relationship with Arki Network is governed by a series of contractual relationships among Arki Network, the shareholders of Arki Network, and two of our subsidiaries, Arki E-Commerce and America Arki. Prior to focusing our targeted customer basis on car dealerships, we provided loans to small and medium sized enterprises and sole proprietors. We do not lend to individuals. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki Capital provides private loans to borrowers for a service fee of 5%, and Arki Network and UnionPay Liaoning act as intermediaries to facilitate the loan transactions for an additional service fee. Arki Network charges a service fee of 3% per loan term (usually 3 months) of the loan proceeds, of which 0.5% is paid to UnionPay Liaoning. Our business practice of microfinancing has been limited to certain businesses pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

Arki E-Commerce provides private loans for borrowers and Arki Network and UnionPay act as intermediary to facilitate the loan transactions for a 5% service fee (92% is payable to Arki Network and 3% to UnionPay Liaoning). Arki E-Commerce’s practice of microfinancing has been limited to certain businesses and sole proprietors pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through credit card transactions using UnionPay’s system.

Investment Opportunity Marketing

Arki Network through its 51%-owned subsidiary, Arki Capital, engages in the business of marketing investment opportunities. In essence, this business has provided a source funds used to make loans to the microfinancing businesses. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other debt and equity investment opportunities to help investors obtain a return on their investment. Among the potential investment opportunities for this business are the car dealerships loans that are made through Arki Network. This business does not operate in the United States. Still in its development stage, Bangnitou intends to commercialize a number of financial products that aim to generate annual returns ranging from 8-12%. Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. As of December 31, 2018, Arki Capital has received funds of RMB16,600,000 (approximately $2,478,000), which were presented as cash as an asset and loan payable as a liability on our consolidated balance sheet.

The service fees generated by these loans are typically paid by borrowers as a one-time payment for each loan. The service fees compensate for the costs that are incurred in servicing the related loan, including managing funding from investors, payments to investors and maintaining borrowers’ account portfolios. We record service fees paid by borrower as a component of operating revenue when received. We provide funding of the private loans for borrowers and Arki Network and UnionPay collectively act as intermediaries to facilitate the loan transactions. UnionPay Liaoning provides the qualified borrowers (based on historical sales volume generated through credit card transactions using UnionPay’s system). Arki Network would receive a one-time service fee for each loan when the clients receive the loan. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. Under its current business model, the Company does not charge prepayment penalties from customers.

Key Factors that Affect Operating Results

Our operating subsidiaries are incorporated, and our operations and assets are primarily located, in the PRC. Accordingly, our results of operations, financial condition and prospects are affected by China’s economic and regulation conditions in the following factors: (a) an economic downturn in China or any regional market in China; (b) economic policies and initiatives undertaken by the PRC government; (c) changes in the PRC or regional business or regulatory environment affecting the SME and microenterprise sector; (d) changes to prevailing market interest rates; (e) a higher rate of bankruptcy; (f) the deterioration of the creditworthiness of SMEs and microenterprises in general; and (g) the change of currency exchange rate of RMB to USD. Unfavorable changes could affect demand for the services that we provide and could materially and adversely affect the results of operations. Although we have generally benefited from China’s economic growth and the policies to encourage lending to SMEs, we are also affected by the complexity, uncertainties and changes in the PRC economic conditions and regulations governing the non-banking financial industry.

Our results of operations are also affected by the provision for loan losses and impairment allowance for the investment in financial assets which are a noncash item and represent an assessment of the risk of future loan losses and impairment losses. The amount of provisions or allowances has been recorded based on management’s assessment. We may increase or decrease the allowance for loan losses and impairment losses for investment in financial assets based on any such change of economic conditions and the change of management’s assessment. Any change in the allowance for loan losses would have an effect on our financial condition and results of operations.

Recent Developments

On August 21, 2018, we incorporated Arki Tianjin E-Commerce, a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. We are developing the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. This entity will operate our consumer marketing website of www.ccmus.com and the antique and paintings website of wancang.net.

On March 21 2019, we established Arki Guangzhou in Guangzhou, China, which is 100% owned by Arki Capital. Guangzhou is the capital of Guangdong province, and it is the center of the Guangdong-Hong Kong-Macao Greater Bay Area. This area has been established as a special development area by the Chinese government in February 2019, and we intend to further develop our business, especially Bangnitou business, in this area. The registered capital of the company is RMB 200,000. We intend to explore additional related business opportunities in the near future.

On November 17, 2017, Arki Network, Beijing Shenzhou Rongtong Investment Management Co. Ltd. (“Shenzhou Rongtong”), a company organized under the law of People’s Republic of China, and all the shareholders of Shenzhou Rongtong, entered into an equity transfer agreement, pursuant to which Arki Network agreed to acquire 100% of the issued and outstanding equity securities of Shenzhou Rongtong from its shareholders, in exchange for the issuance of an aggregate of 4,175,417 shares of common stock of the Company, to the shareholders of Shenzhou Rongtong within 15 days of the closing of the transaction. In connection with the transaction, the Company also engaged a consultant to provide acquisition-related services, which services were paid for through the issuance of 824,583 shares of Common Stock. The transaction was not completed as of December 31, 2017 and all of the shares were returned and cancelled.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US dollars ($) using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in investors’ equity as part of accumulated other comprehensive income. The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017

Balance sheet items, except for stockholders’ equity, as of years ended	0.1454	0.1537

	For the Years Ended
	December 31, 2018	December 31, 2017

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the years presented	0.1514	0.1483

Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASCs that modified ASC 606.  The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts as the date of adoption.  The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

The Company’s revenue is comprised of:

1)	Interest and fee income - Management determined that the primary sources of revenue emanating from interest and fee income on loans receivable are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue.

2)	Noninterest income – The primary sources of noninterest income are within the scope of ASC 606, which are presented in the income statements as commission income.

Interest and Fee Income

Interest income on loans

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not currently charge prepayment penalties from its customers.

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

Noninterest Income

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

Commission income for art & antique trading platform

The Company started to operate the platform for art & antique trading in the 3rd quarter of 2018. On August 21, 2018, the Company incorporated Arki Tianjin E-Commerce, a wholly-owned subsidiary of Arki Network formed under the laws of the PRC. The Company plans to develop the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. Sellers will place their art and antiques on our platform for sale. The Company will receive commission income of 25% of the selling price.

Discontinued Operations

See “Note 11 — DISCONTINUED OPERATIONS” to the consolidated financial statements for additional information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements filed with this Annual Report, and we incorporate such discussion by reference.

Results of Operations - Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the Years Ended December 31,
	2018	2017
REVENUE
Interest income on loans-third parties	$199,905	$-
Interest income on loans-related parties	693,307	48,388
Service fee income on loans-third parties	99,952	-
Service fee income on loans-related parties	346,654	-
Commission income-third parties	287,390	-
Commission income-related parties	276,039	-
Total Revenue	$1,903,247	$48,388

COST OF REVENUE
Service fee on loans	$(297,737)	-

GROSS PROFIT	$1,605,510	$48,388

Selling expenses	-	-
General and administrative expenses	$(1,539,082)	$(1,939,290)

INCOME (LOSS) FROM OPERATIONS	$66,428	$(1,890,902)

Other expenses	(219)	-
Interest income	26,008	6,312
Interest expense – third parties	(1,158,375)	(716,328)
Interest expense – related parties	(2,482,626)	(1,100,486)
Loss on disposal of subsidiary	(10,700)	-
Provision for loan losses	(3,483)	-
Total other expenses	$(3,629,395)	$(1,810,502)
Loss from continuing operations before income taxes	(3,562,967)	(3,701,404)

Income tax expense	-	-

Loss from continuing operations	(3,562,967)	(3,701,404)
Less: Net loss attributable to the non-controlling interest	(1,579,638)	(1,039,536)
NET LOSS ATTRIBUTABLE TO THE COMPANY – continuing operations	$(1,983,329)	$(2,661,868)

	For the Years Ended December 31,
	2018	2017
Discontinued operations
Income (loss) from discontinued operations before income taxes	$-	$2,578,110
Provision for income taxes	-	(348,313)
Net loss from discontinued operations	$-	(2,926,423)

Loss from discontinued operations	-	$(2,926,423)
Less: Net loss attributable to the non-controlling interest	-	-
NET LOSS ATTRIBUTABLE TO THE COMPANY – discontinued operations	$-	$(2,926,423)

Net loss for the year	$(3,562,967)	$(6,627,827)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,983,329)	$(5,588,291)

Weighted average number of common shares outstanding basic and diluted	28,606,109	31,941,890

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.07)	$(0.08)
-Diluted	(0.07)	(0.08)

DISCONTINUED OPERATIONS
-Basic	$(0.00)	$(0.09)
-Diluted	(0.00)	(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.07)	$(0.17)
-Diluted	(0.07)	(0.17)

The weighted average yield on loans receivable and the weighted average cost of loans payable is as below:

	For the Year Ended December 31,
	2018	2017

Weighted average yield on loans receivable	6%	30%
Weighted average cost of loans payable	45%	57%

Revenue.

Revenue for the year ended	December 31, 2018	December 31, 2017
Arki E-commerce:
Interest Income	$-	$48,388
Arki Network:
Service fee income	446,606	-
Arki Capital
Loan interest income	893,212
Arki Tianjin E-Commerce:
Interest Income	563,429
Total	$1,903,247	$48,388

During the year ended December 31, 2018, we derived $0 revenue from Arki E-commerce, compared to net revenue of $48,388 for the year ended December 31, 2017, a decrease of $48,388. The revenue decrease was caused by temporary suspension of our microfinancing business during 2018 because of funding shortfalls.

For the year ended December 31, 2018, revenues from Arki Network are Service Fee income of $446,606, compared to $0 for the year ended December 31, 2017. Revenue from Arki Capital consists of loan interest income of $893,212 for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017. Revenue from Arki E-Commerce –Tianjin is interest income of $563,429 for the year ended December 31, 2018.

Cost of Revenue.

We had cost of sales of $297,737 for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017. This cost was incurred in Arki Network for the purpose of generating the service fee income.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $1,605,510 for the year ended December 31, 2018, compared to gross profit of $48,388 for the year ended December 31, 2017.

Selling, general and administrative expenses.

Operating expenses for the years ended	December 31, 2018	December 31, 2017

General and Administrative	$1,539,082	$1,939,290
Total	$1,539,082	$1,939,290

General and administrative expenses consist of rent, salaries, professional fees, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses, listing fees and investor relations expenses, etc.). General and administrative expenses were $1,539,082 for the year ended December 31, 2018, compared to $1,939,290 for the year ended December 31, 2017, a decrease of $400,208 or 21%. The decrease is mainly attributed to the decrease in filing fees and professional fees in public company expenses, legal and accounting expense, and other professional fees.

Income (Loss) from operations.

As a result of the factors described above, operating income was $66,428 for the year ended December 31, 2018, compared to an operating loss of $1,890,290 for the year ended December 31, 2017, a net increase of $1,957,330. The increase was mainly caused by the additional income we generated, as described above. The reduction in operating expenses also supported our increase in operating income.

Other income and expenses.

We generated an investment loss of $10,700 for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017. The investment loss in 2018 was caused by the winding down of operations of America Arki (Fuxin) in June 2018 due to inactivity.

We incurred $219 and $0 in other expense for the years ended December 31, 2018 and 2017, respectively. Other expense in 2018 was miscellaneous fees incurred in Arki E-Commerce.

We generated interest income of $26,008 for the year ended December 31, 2018, compared to $6,312 for the year ended December 31, 2017. Interest income is related to a financial product we had with Eastwest Bank in China. We redeemed this product during 2018 and generated interest income.

We incurred interest expense to related parties of $1,158,375 and $716,328 for the years ended December 31, 2018 and 2017, respectively, an increase of $442,047 or 62%. Interest expense to third parties was $2,482,626 and $1,100,486 for the years ended December 2018 and 2017, respectively, an increase of $1,382,140 or 126%. The increase of interest expenses was caused by the increase of loans payable in connection with our Bangnitou product. We regard all the shareholders, officers and the companies under their name as related parties.

We incurred loan losses of $3,483 and $0 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the loan amount of RMB2,300,000 was due and unpaid. Although this amount was paid after the balance sheet date, we accrued 1% of the total loan amount as the provision for loan loss.

Income tax.

We do not have income tax expense for either of the years ended December 31, 2018 and 2017 because we did not generate net income.

Net loss from continuing operations.

As a result of the factors described above, we incurred a net loss of $3,562,967 and $3,701,404, respectively from continuing operations for the years ended December 31, 2018 and 2017, a decrease in loss of $138,437, or 4%.

Net losses from discontinued operations.

Net losses from Yin Hang (discontinued business) for the years ended December 31, 2018 and 2017 were $0 and $2,926,423, respectively, and were included in net loss from discontinued operations.

Net losses.

As a result of the factors above, our net losses for the year ended December 31, 2018 were $3,562,967, compared to net loss of $6,627,827 for the year ended December 31, 2017, a decrease of loss of $3,064,860 or 46%.

Net losses attributable to the company.

Net losses attributable to our Company were $1,983,329, or $0.07 per share (basic and diluted), for the year ended December 31, 2018, compared to a loss of $5,588,291, or $0.17 per share (basic and diluted), for the year ended December 31, 2017.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2018 was $73,987, compared to translation loss of $246,478 for the year ended December 31, 2017. The gain and loss was primarily due to the fluctuation of the exchange rate.

Liquidity and Capital Resources

All of our business operations are carried out by our PRC subsidiaries or variable interest entities, and all of the cash generated by our operations has been held by those entity. In order to transfer such cash to our parent entity, Consumer Capital Group, Inc., a Delaware corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, our PRC subsidiaries or variable interest entities would have to transfer funds to our parent entity.

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

No additional shares were issued during the year ended December 31, 2018. During 2017 the Company issued a total of 30,000 shares to various shareholders for the amount of $3. During, 2016, the Company issued a total of 1,013,109 shares to various shareholders for the amount of USD $1,169,503. A portion of the capital raised was used for working capital purpose and the remaining portion of the capital was used to fund our microfinancing operation.

As of December 31, 2018, cash and cash equivalents were $501,350, compared to cash and cash equivalents of $725,774 at December 31, 2017, a decrease of $224,424 or 31%.

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31,
	2018	2017
Net cash flows used in operating activities – continuing operations	$(2,153,575)	$(3,599,644)
Net cash flows provided by operating activities – discontinued operations	-	940,422
Cash flow used in operating activities	$(2,153,575)	$(2,659,222)
Net cash flows provided by investing activities – continuing operations	$89,708	$934,651
Net cash flows provided by investing activities-discontinued operations	-	-
Cash flows provided by investing activities	89,708	934,651
Net cash flows provided by financing activities – continuing operations	$2,299,924	$1,640,331
Net cash flows provided by financing activities – discontinued operations	-	-
Cash flows provided by financing activities	$2,299,924	$1,640,331

Net cash flow used in operating activities was $2,153,575 for the year ended December 31, 2018, compared to $2,659,222 used in operating activities for the year ended December 31, 2017, a decrease of $505,647, or 19%. The decrease in net cash flow used in operating activities was mainly due to additional interest accrued in 2018 compared to 2017.

Net cash flow provided by investing activities was $89,708 for the year ended December 31, 2018, compared to $934,651 used in investing activities for the year ended December 31, 2017, a decrease of $844,943, or 90%. The decrease is mainly due to the greater volume of loans that were disbursed in 2018 compared to 2017.

Net cash flow provided by financing activities was $2,299,924 for the year ended December 31, 2018, compared to $1,640,331 for the year ended December 31, 2017, an increase of $659,593, or 40%. The increase is the result of the offset of loan payments and loans received in the year.

Going Concern

We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. While our plan is to raise capital from commercial operations to address our capital deficiencies and meet our operating cash requirements, we will need to seek capital from other sources will need to seek capital from other sources. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking a private or registered financing. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company’s business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Currently, we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. We cannot assure you that financing will be available on favorable terms or at all. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of December 31, 2018 and 2017, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of December 31, 2018 and 2017, no bank balances with the banks in U.S. exceeded the insured amount. As of December 31, 2018 and 2017, our bank balances with the Banks in the PRC amounted to $489,358 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, loan receivables from borrowers and the related accrued interest receivable.

Consistent with our internal policy of maintaining a bad debt reserve of 1%, we reserved 1% of the total past due loan balance for the year ended December 31, 2018. We had no bad debt from the loans since we started the microfinancing business. We increase individual loan amounts on a case by case basis.

No single borrower has loan balance over 10% of the total loan outstanding as of December 31, 2018 and 2017.

Other Receivables

Other receivable is $35,544 as of December 31, 2018, compared to $31,136 as of December 31, 2017, an increase of $4,408 or 14%. Other receivables consist of:

a)	$13,483 in 2018 and $11,557 in 2017, which belongs to Arki Network. These amounts represent sums paid by Arki Network for other parties. Arki Network received all amounts subsequently after the end of the year.

b)	$2,823 in 2018 and $332 in 2017, which belongs to Arki Capital.

c)	$15,886 in 2018 and $16,795 in 2017, which belongs to American Pine, representing the amount paid for others and which was repaid after the year end.

d)	$2,400 in 2018 and 2017, which belongs to Consumer Capital Group Inc. in U.S., which represents refundable rent deposit.

e)	$193 in 2018, which belongs to Arki E-commerce.

f)	$759 in 2018 and $0 in 2017, which belongs to Arki Tianjin E-commerce.

Prepaid expenses

Prepaid expenses of $508,499 in 2018 consists of $54,064 prepaid expense in Arki Network, a security deposit of $453,235, and $1,200 prepaid rent in Consumer Capital Group, Inc. For the year ended December 31, 2017, prepaid expenses totaled $58,225, consisting of $57,025 prepaid expense in Arki Network and $1,200 prepaid rent in Consumer Capital Group Inc.

Short-term investment

As of December 31, 2018, we held no short-term investments. Short-term investments of $461,115 outstanding as of December 31, 2017, which were held as available-for-sale investments of RMB3,000,000 for Arki E-Commerce, were redeemed during the year ended December 31, 2018.

Commitments and Contractual Obligations

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of December 31, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Year Ended December 31,

2019	$113,005
2020	113,005
2021	88,005
2022	4,417

Total	$318,432

The rent expense for the years ended December 31, 2018 and 2017 was $64,810 and $41,358, respectively.

Lease commitments

Our corporate headquarters are located at 1125 Route 9W S., Nyack, NY 10960. On November 1, 2018, we entered into a three-year lease agreement (the “Lease”) with a related party, Lihua Xiao, a U.S. resident with Chinese passport, for our principal executive office. The Lease started on January 1, 2019 and will expire on December 31, 2021, subject to renewal. Based on the lease agreement, the Company pays a monthly rent of $5,000.

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the leasee of an office located at Gaobeidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

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

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date, and we believe inflation will continue to have an insignificant impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Centurion ZD CPA Ltd. and Engagement of Wei, Wei & Co., LLP.

On June 12, 2017, the Board of Directors formally approved the engagement of Wei, Wei & Co., LLP. (“Wei, Wei & Co.”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. On June 15, the Company informed Centurion ZD CPA Ltd. (“Centurion ZD”) (f/k/a DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) that it has been dismissed as the Company’s independent registered public accounting firm based on the Board of Directors’ decision. On June 12, the Company signed an engagement letter with Wei, Wei & Co.

The reports of Centurion ZD on the Company’s financial statements as of and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ending ended December 31, 2016, December 31, 2015 and December 31, 2014 and the subsequent period through June 13, 2017, the date of dismissal, there have been no (i) disagreements with Centurion ZD, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Centurion ZD, satisfaction, would have caused Centurion ZD, to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

As set forth above, concurrent with the decision to dismiss Centurion ZD as the Company’s independent registered public accounting firm, the Board of Directors approved the engagement of Wei, Wei & Co. as the Company’s new independent registered public accounting firm.

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, and during the subsequent interim period through the date of the engagement, neither the Company nor anyone on behalf of the Company consulted Wei, Wei & Co. regarding either (a) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of Wei, Wei & Co. was provided with respect to any accounting, auditing, or financial reporting issue, or (b) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event” described in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Wei, Wei & Co., LLP. and engagement of Centurion ZD CPA Ltd.

On March 15, 2018, the Board of Directors formally approved the engagement of Centurion ZD CPA Ltd. (“Centurion ZD”) (f/k/a DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. Centurion ZD was the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014. On June 12, 2017, the Company had engaged Wei, Wei & Co., LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2017, and dismissed Centurion ZD on June 15, 2017. On March 12, 2018, the Company informed Wei, Wei & Co. that it has been dismissed as the Company’s independent registered public accounting firm based on the Board of Directors’ decision. On March 9, 2018, the Company signed an engagement letter with Centurion ZD.

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

As set forth above, concurrent with the decision to dismiss Wei, Wei & Co. as the Company’s independent registered public accounting firm, the Board of Directors approved the engagement of Centurion ZD as the Company’s new independent registered public accounting firm.

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

Based on the evaluation as of December 31, 2018, for the reasons set forth below, our chief executive officer and chief financial officer (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2018, the Company determined that the following items constituted a material weakness:

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

Due to the existence of the material weaknesses in our internal control over financial reporting that have been identified as of December 31, 2018, we believe that our internal control over financial reporting was also ineffective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary. As funds allow, we will remediate material weaknesses.

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

A brief description of the background and business experience of our directors and executive officers for the past five years is as follows:

Jianmin (“Jack”) Gao, Chairman of the Board and Chief Executive Officer. Mr. Gao is a co-founder of our holding company, CCG. He has over 30 years of experience in credit markets, risk arbitrage, acquisitions, and venture capital as a commercial and investment banker. Mr. Gao has been the Chairman of the Board and Chief Executive Officer of CCG since he founded CCG in 2009. In 2008, Mr. Gao began development of the China-based e-commerce platform owned by CCG. He founded America Pine Group Inc. (formerly known as America Pine Bio-tech Inc.) in 2006. From 1997 to 2006, he was an investment banker with the U.S. firm Blackwater Capital Group. Mr. Gao earned a Master’s degree in Finance from Tsinghua University in 2002. We believe that Mr. Gao is qualified to serve on our Board of Directors because of his experience in co-founding the Company’s China-based e-commerce platform and his broad base of knowledge and experience in the commercial and investment banking industries.

Crystal L. Chen, has been the Managing Director of United Int’l Solutions Group since 2016. From 2012 to 2016, Ms. Chen was the Partner at Liang & Company Accountancy Corp, where she focused on financial consulting and due diligence, tax consultation for international M&A cases, international assets allocation for large companies and individuals. She was also in charge of M&A projects, investment projects, and bringing overseas investors to invest in the United States. From 2010 to 2011, Ms. Chen was the CFO at H&H Store, Inc., where she helped filing a Registration Statement on Form S-1 with the SEC. From 2009 to 2010, Ms. Chen was the CFO and Vice President in Finance at QKL Stores, Inc. While there, Ms. Chen was in charge of financing, forecasting, budgeting, accounting, internal control and investor relationship for the company. She successfully helped the company with a $55 million financing in 2009 and 2010. Prior to that, Ms. Chen was an Accountant at PricewaterhouseCoopers LLP from 2006 to 2007 and the Senior Accounting Manager at Simon & Edward LLP from 2000 to 2005. Ms. Chen received a Master of Business Administration from California State University, Los Angeles, finished the Master of Business and Taxation Program in University of Southern California and received a Doctor of Philosophy in Economics specializing in Finance from Renmin University of China. Ms. Chen is an active Certified Public Accountant (CPA) licensed in California. Ms. Chen has worked closely with public companies in both U.S. and China. She is also experienced in providing consulting services to Financial Institutions, U.S. listing companies and subsidiaries of foreign public companies on a variety of matters, including finance and international trade, banking and finance, mergers and acquisitions, due diligence and taxation. In addition, Ms. Chen is fluent in both English and Chinese, and is familiar with both culture and business environment in U.S. and China. Ms. Chen also serves as the Young Member of All-China Federation of Returned Overseas Chinese and as the Vice Chairman of Chinese American Federation in the U.S.

Fei Gao, is the son of Jianmin (“Jack”) Gao, is a co-founder and our Chief Operating Officer, a position he has held since December 2014. In 2008, Mr. Gao joined his father, Jianmin Gao, in the development of the China-based e-commerce platform owned by CCG. He received a Master’s degree in business administration from Tsinghua University in 2007 and experience in managing and developing e-commerce business.

Dong Yao, Concurrent to his position with the Company, Mr. Yao is also the Chief Technology Officer of our holding company, CCG, a position he has held since January 2013. Mr. Yao has been the general technology manager in Arki Network since 2008. Before that, he was the technology manager in Tianjin Dianji Technology Internet Co., Ltd. from 2004 to 2008. He received a diploma in computer science from Tianjin Polytechnic University in 2000.

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

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. The Company intends to create committees which are compliant with the rules of NASDAQ in connection with its application to the NASDAQ Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that our CEO Jianming Gao, COO Fei Gao and CTO Dong Yao have not filed reports required under the Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2018 and 2017:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Jianmin (“Jack”) Gao	2018	—	—	—	—	—	—
Chief Executive Officer	2017	—	—	—	—	—	—

Crystal L. Chen	2018	36,000	—	—	—	—	36,000
Chief Financial Officer	2017	15,000	—	—	—	—	15,000

Fei Gao	2018	30,000	—	—	—	—	30,000
Chief Operating Officer	2017	30,000	—	—	—	—	30,000

Dong Yao	2018	19,200	—	—	—	—	19,200
Chief Technology Officer	2017	19,200	—	—	—	—	19,200

Employment Agreements

The Company has executive agreements with Crystal L. Chen, Fei Gao and Dong Yao.

Crystal L. Chen

We entered into an employment agreement with our Chief Financial Officer, Ms. Crystal L. Chen, effective as of August 1, 2017 and running through August 1, 2020, with an annual salary of $36,000 plus 32,800 shares of the Company’s common stock per year.

Fei Gao

We entered into an employment agreement with our Chief Operating Officer, Mr. Fei Gao, effective as of December 15, 2014 and running through December 15, 2020, with an annual salary of $30,000.

Dong Yao

We entered into an employment agreement with our Chief Technology Officer, Mr. Dong Yao, effective as of January 5, 2013 and running through November 5, 2020, with an annual salary of RMB 120,000 (approximately $19,200).

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options issued or exercised for the years ended December 31, 2018 and 2017 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2018 and 2017.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2018 and 2017 under any long-term incentive plan.

Termination of Employment, Change-in-Control Arrangements

Jianmin Gao tendered his resignation as the Company’s Chief Financial Officer on August 3, 2017. Crystal L. Chen was subsequently appointed as the CFO of the Company on August 3, 2017. As we do not have an employment agreement with our Chairman and Chief Executive Officer, any payments or benefits that would be made to him are subject to the discretion of our Board of Directors. Our employment agreements with Messrs. Fei Gao and Dong Yao, and Ms. Crystal L. Chen, do not provide for any material post-termination benefits or payments.

Director Compensation Table

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. For the years ended December 31, 2018 and 2017, the Company did not pay any additional compensation to the members of its Board of Directors for service on the Board.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Jianmin (“Jack”) Gao	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—

Fei Gao	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2018 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 1125 Route 9W S., Nyack, NY 10960.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianmin Gao	9,106,439	33.47%
Crystal L. Chen	—	—
Fei Gao	2,215,220	8.14%
Dong Yao	4,553	*
All officers and directors as a group (3 persons)	11,326,212	41.62%
5% shareholders:
None

*	Less than 1%.
(1)	Applicable percentages are based on 27,208,849 shares outstanding as of December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, General Manager of Arki Network
Ms. Crystal L. Chen	Chief Financial Officer of the Company
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao
Beijing Daogao Trading Co. Ltd. (“Beijing Daogao”)	Ms. Lihua Xiao as the director of Beijing Daogao
Tianjin Jinjing Huizhi Network Technology Co. Ltd.	Mr. Dong Yao as the shareholder
Beijing Liujuxiang Shunxing Information Consulting Service Center	A related company controlled by non-controlling stockholder

b)	The Company had the following related party balances at December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017

Due to related parties:
Mr. Jianmin Gao	$(20,324)	$(83,747)
Mr. Fei Gao	(136,338)	(6,980)
Mr Dong Yao	(869)	-
Beijing Daogao Trading Co. Ltd.	(26,169)	-

	$(183,700)	$(90,727)

As of December 31, 2018, the Company was owed an aggregate of $183,700 from related parties. These amounts were incurred by the Company in connection with advances of funds by the above-listed related parties, as requested by the Company. These amounts are without interest and due on demand.

c)	Loans receivable from related parties

	December 31,	December 31,
	2018	2017

Related companies of non-controlling stockholders	$334,383	$-
Allowance for loan losses	(3,344)

Total	$331,039	$-

The loan receivable from related parties are loan balances that two companies (customers) owed to Arki Capital through UnionPay. Since the shareholders of the two companies are also small shareholders of the Company, we regard them as related parties. Interest income derived from the loans receivable from related parties were $693,307 and $48,388 for the year ended December 31, 2018 and 2017, respectively. Fee income derived from the loans receivable from related parties were $346,654 and $0 for the year ended December 31, 2018 and 2017, respectively.

d)	Loans payable to related parties

	December 31, 2018	December 31, 2017

Non-controlling stockholders	$3,230,433	$2,499,244
Related companies of non-controlling stockholders	657,136	-

	$3,887,569	$2,499,244

The loan payable to related parties represents the loan balances of Bangnitou as of December 31, 2018 and 2017, respectively. We regard the parties that own shares of the Company’s common stock as related parties. Interest expenses incurred on the loans payable to related parties were $2,482,626 and $1,100,486 for the year ended December 31, 2018 and 2017, respectively.

e)	Commission income received from related parties

	For the Years Ended December 31,
	2018	2017

Non-controlling stockholders	$250,029	$-
Related company of non-controlling stockholder	26,010	-

	$276,039	$-

The commission income represents the 25% of the selling price of antiques and paintings sold by Arki Tianjin E-Commerce. We regard the sales to the shareholders of the Company as related party transactions.

f)	Consultancy fee paid to related parties

	For the Years Ended December 31,
	2018	2017

Tianjin Jinjing Huizhi Network Technology Co. Ltd.	$13,781	$-
Beijing Liujuxiang Shunxing Information Consulting Service Center	13,963	-

	$27,744	$-

The consulting fees are paid to companies that design and maintain websites for our business. Since the shareholders of the companies are also employees of our Company, we regard them as related parties.

Director Independence

We currently do not have any independent directors but expect to fully comply with the independence rules of NASDAQ in connection with its application to the NASDAQ Capital Market. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we incurred fees of $105,000 and $73,000, respectively, by Centurion ZD CPA Limited for professional services rendered for the audit and reviews of our financial statements.

In addition, for the year ended December 31, 2018 and December 31, 2017, we incurred fees of $0 and $221,000 by Wei Wei & Co., LLP for the quarterly review, the acquisition of Shenzhou Rongtong etc.

Audit Related Fees

The Company did not incur any amounts in addition to the fees discussed in Audit Fees above, for services related to our audit for the fiscal years ended December 31, 2018 and 2017, respectively.

Tax Fees

For the Company’s years ended December 31, 2018 and December 31, 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and December 31, 2017.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2018, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Centurion ZD CPA Limited, independent auditors, are filed herewith.

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

The exhibits designated with an asterisk (*) are filed herewith and the exhibits designated with the # symbol are furnished herewith. All other exhibits have been previously filed with the Commission and pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. A management contract or compensation plan or arrangement is indicated with (§§).

Exhibit Number	Description
2.1	Agreement and Plan of Merger(1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Ownership(3)
10.1	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 23, 2010 (English translation)(1)
10.2	Power of Attorney by Jianmin Gao, dated September 21, 2010 (English translation)(1)
10.3	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation)(1)
10.4	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation)(1)
10.5	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Fei Gao, dated August 23, 2010 (English translation)(1)
10.6	Power of Attorney by Fei Gao, dated September 21, 2010 (English translation)(1)
10.7	Share Pledge Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation)(1)
10.8	Exclusive Option Agreement between Arki (Beijing) E-commerce Technology Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated September 23, 2010 (English translation)(1)
10.9	Exclusive Business Cooperation Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated December 23, 2010 (English translation)(1)
10.10	Loan Agreement between Arki (Beijing) E-commerce Technology Co., Ltd. and Jianmin Gao, dated August 15, 2010 (English translation)(1)
10.11	Agreement between Fuxin Bank and America Arki (Fuxin) Network Management Co., Ltd., dated January 10, 2011 (English translation)(1)
10.12	Assignment and Assumption Agreement between Mondas Minerals, Inc. and Scott Bengfort, dated February 4, 2011(1)
10.13	Release Agreement by Scott D. Bengfort, dated February 4, 2011(1)
10.14	Indemnification Agreement between Scott Benfort, Mondas Minerals Corp., and CCG Acquisition Corp., dated February 4, 2011(1)
10.15	Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Jianmin Gao, dated February 3, 2011 (English translation)(1)
10.16	Power of Attorney by Jianmin Gao, dated February 3, 2011 (English translation)(1)
10.17	Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation)(1)

10.18		Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Jianmin Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation)(1)
10.19		Loan Agreement between America Arki (Fuxin) Network Management Co., Ltd. and Fei Gao, dated February 3, 2011 (English translation)(1)
10.20		Power of Attorney by Fei Gao, dated February 3, 2011 (English translation)(1)
10.21		Share Pledge Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation)(1)
10.22		Exclusive Option Agreement between America Arki (Fuxin) Network Management Co., Ltd., Fei Gao, and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation)(1)
10.23		Exclusive Business Cooperation Agreement between America Arki (Fuxin) Network Management Co., Ltd. and America Arki Networkservice Beijing Co., Ltd., dated February 3, 2011 (English translation)(1)
10.26		Lease agreement between Consumer Capital Group Inc. and Days Service Group, LLC dated December 21, 2016(4)
10.27		English translation of Collaboration Agreement between America Arki Network (Beijing) Co., Ltd. and China UnionPay Merchant Service (Liaoning) Co. Ltd.(8)
10.28		English Translation of Equity Transfer Agreement among the Company, Shenzhou Rongtong and Shareholders of Shenzhou Rongtong, dated November 17, 2017(5)
10.29	§§	Summary English Translation of Employment agreement between America Arki Network Service Beijing Co., Ltd. and Fei Gao(8)
10.30	§§	Summary English Translation of Employment agreement between America Arki Network Service Beijing Co., Ltd. and Dong Yao(8)
10.31	§§	Employment agreement between Consumer Capital Group Inc. and Crystal Lijie Chen(6)
10.32		English Translation of Supplementary Agreement by and between America Arki Network Service Beijing Co., Ltd. and Yin Hang Financial Information Service (Shanghai) Co., Ltd., dated August 31, 2017(7)
14.1		Code of Business Conduct and Ethics of the Company(8)
21.1*		List of Subsidiaries
31.1*		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS*		XBRL Instance Document.
101. SCH*		XBRL Taxonomy Extension Schema Document.
101. CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 10, 2011.
(2)	Filed as an exhibit to our Registration Statement on S-1 filed with the SEC on July 15, 2008.
(3)	Filed as an exhibit to Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 25, 2011.
(4)	Filed as an exhibit to our Registration Statement on S-1 filed with the SEC on February 14, 2017.
(5)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on November 21, 2017.
(6)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on August 7, 2017.
(7)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 7, 2017.
(8)	Filed as an exhibit to Amendment No.2 to Registration Statement on S-1 filed with the SEC on October 1, 2018.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER CAPITAL GROUP, INC.

	By:	/s/ Jianmin Gao
Dated: April 1, 2019		Jianmin Gao
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jianmin Gao	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2019
Jianmin Gao	(Principal Executive Officer)

/s/ Crystal Chen	Chief Financial Officer	April 1, 2019
Crystal Chen	(Principal Accounting Officer)

/s/ Fei Gao	Chief Operating Officer and Director	April 1, 2019
Fei Gao

CONSUMER CAPITAL GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firms

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consumer Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumer Capital Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)
Hong Kong
March 29, 2019
We have served as the Company’s auditor since 2016

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	December 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$501,350	$725,774
Prepaid expenses (Note 4)	508,499	58,225
Other receivables (Note 6)	35,544	31,136
Loans receivable – related parties, net (Note 5)	331,039	-
Short-term investment (Note 8)	-	461,115

Total current assets	$1,376,432	$1,276,250

Non-current assets:
Property and equipment, net (Note 7)	$74,080	$83,184

Total non-current assets	$74,080	$83,184

Total Assets	$1,450,512	$1,359,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loans payable to third parties – current portion (Note 9)	$1,994,667	$93,759
Loans payable to related parties – current portion (Note 9)	2,869,881	1,098,991
Accrued interest payable	2,099,427	531,812
Taxes payables	-	442
Other payables	86,204	260
Payable to shareholder (Note 10)	117,767	117,767
Due to related parties (Note 14)	183,955	90,727
Deferred tax liabilities (Note 13)	79,232	83,507

Total current liabilities	$7,431,133	$2,017,265

Non-current liabilities:
Loans payable to third parties – non-current portion (Note 9)	$203,538	$1,506,309
Loans payable to related parties – non-current portion (Note 9)	1,017,688	1,400,253

Total non-current liabilities	$1,221,226	$2,906,562

Total liabilities	$8,652,359	$4,923,827

Stockholders’ (deficit) equity:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 32,178,849 shares issued and outstanding as of December 31, 2018 and 2017, respectively	$2,721	$3,221
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(12,247,478)	(10,264,149)
Accumulated other comprehensive losses	(138,453)	(64,466)

Stockholders’ deficit before non-controlling interests	$(4,361,533)	$(2,303,717)

Non-controlling interests	(2,840,314)	(1,260,676)

Total stockholders’ deficit	$(7,201,847)	$(3,564,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,450,512	$1,359,434

See accompanying notes to the consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

	For the Years ended December 31,
	2018	2017
Revenue
Interest income on loans-third parties	$199,905	$-
Interest income on loans-related parties	693,307	48,388
Service fee income on loans-third parties	99,952	-
Service fee income on loans-related parties	346,654	-
Commission income-third parties	287,390	-
Commission income-related parties	276,039	-
Total Revenue	$1,903,247	$48,388

Cost of revenue
Service fee on loans	$(297,737)	$-

Gross profit	$1,605,510	$48,388

Operating expenses:
General and administrative	$(1,539,082)	$(1,939,290)
Total operating expenses	$(1,539,082)	$(1,939,290)

Income (loss) from operations	$66,428	$(1,890,902)

Other income (expenses):
Interest income	$26,008	$6,312
Interest expenses to third parties	(1,158,375)	(716,328)
Interest expenses to related parties	(2,482,626)	(1,100,486)
Other expenses	(219)	-
Loss on disposal of subsidiary	(10,700)	-
Provision for loan losses	(3,483)	-
Total other expenses	$(3,629,395)	$(1,810,502)

Loss before provision for income taxes	$(3,562,967)	$(3,701,404)
Provision for income taxes	-	-
Net loss from continuing operations	$(3,562,967)	$(3,701,404)
Less: Net loss attributable to the non-controlling interest	(1,579,638)	(1,039,536)
Net loss attributable to the Company’s shareholders - continuing operations	$(1,983,329)	$(2,661,868)

Discontinued operations
Loss from discontinued operations before income taxes (Note 11)	$-	$2,578,110
Provision for income taxes	-	(348,313)
Net loss from discontinued operations	$-	$(2,926,423)

Net losses	$(3,562,967)	$(6,627,827)
Net loss attributable to the Company’s shareholders	$(1,983,329)	$(5,588,291)

Comprehensive loss:
Net losses	$(3,562,967)	$(6,627,827)
Foreign currency translation adjustment	73,987	(246,478)
Comprehensive loss	$(3,488,980)	$(6,874,305)
Less: comprehensive loss attributable to non-controlling interest	(1,579,638)	(1,077,605)
Comprehensive loss attributable to the Company’s shareholders	$(1,909,342)	$(5,796,700)

Weighted average number of common shares outstanding basic and diluted	28,606,109	31,941,890

Loss per share – Basic and Diluted

CONTINUING OPERATIONS
-Basic	$(0.07)	$(0.08)
-Diluted	(0.07)	(0.08)

DISCONTINUED OPERATIONS
-Basic	$(0.00)	$(0.09)
-Diluted	(0.00)	(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.07)	$(0.17)
-Diluted	(0.07)	(0.17)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

					Accumulated
			Additional	Accumulated	other		Non-
	Common stock		paid-in	(deficit) /	comprehensive	Stockholders’	controlling
	Shares	Amount	capital	earnings	income	equity / (deficit)	interest	Total
Balance at December 31, 2016	32,178,849	$3,218	7,990,637	$(4,675,858)	$143,943	$3,461,940	$(183,071)	$3,278,869
New Issues	30,000	3	31,040	-	-	31,043	-	31,043
Net Losses	-	-	-	(5,588,291)	-	(5,588,291)	(1,039,536)	(6,627,827)
Foreign currency Translation adjustment	-	-	-	-	(208,409)	(208,409)	(38,069)	(246,478)
Balance at December 31, 2017	32,208,849	$3,221	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
New Issues/(Retires)	(5,000,000)	(500)	-	-	-	(500)	-	(500)
Net Losses	-	-	-	(1,983,329)	-	(1,983,329)	(1,579,638)	(3,562,967)
Foreign currency Translation adjustments	-	-	-	-	(73,987)	(73,987)	-	(73,987)
Balance at December 31, 2018	27,208,849	$2,721	$8,021,677	$(12,247,478)	$(138,453)	$(4,361,533)	$(2,840,314)	$(7,201,847)

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net losses	$(3,562,967)	$(6,627,827)
Less: Net loss from discontinued operations	-	(2,926,423)
Net losses from continuing operations	$(3,562,967)	$(3,701,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$23,183	$17,828
Loss on disposal of subsidiary	10,700	-
Provision for loan losses	3,483	-

Changes in operating assets and liabilities:
Increase in prepaid expenses	(472,125)	(57,025)
Decrease in interest receivables	-	20,658
(Increase) Decrease in other receivables	(6,213)	570,144
Increase in accrued liabilities	87,959	-
Decrease in taxes payable	(572)	(57)
Increase in interest payables	1,662,940	531,812
(Decrease) Increase in due from related parties	100,037	(825,858)
Decrease in other payables	-	(155,742)
Net cash used in operating activities from continuing operations	$(2,153,575)	$(3,599,644)
Net cash provided by operating activities from discontinued operation	-	940,422
Cash flows used in operating activities	$(2,153,575)	$(2,659,222)

Cash flows from investing activities:
Originated loans disbursement	$(14,886,871)	$-
Settlement of loans receivable	14,538,552	729,708
Redemption of short-term investment	454,330	258,740
Equipment purchased	(16,303)	(53,797)
Net cash provided by investing activities from continuing operation	$89,708	$934,651
Net cash provided by investing activities from discontinued operation	-	-
Cash flow provided by investing activities	$89,708	$934,651

Cash flows from financing activities:
Proceeds from issuance of shares	$-	$31,040
Redemption of shares	(500)	-
Proceeds from loan payable - third parties	3,542,258	1,600,069
Proceeds from loan payable - related parties	12,372,914	2,715,967
Repayment of loan payable - third parties	(2,825,931)	(1,626,199)
Repayment of loan payable - related parties	(10,788,817)	(1,080,546)
Net cash provided by financing activities from continuing operations	$2,299,924	$1,640,331
Net cash provided by financing activities from discontinued operations	-	-
Cash flows provide by financing activities	$2,299,924	$1,640,331

Effect of exchange rate changes on cash	$(460,481)	$68,693

Net change in cash and cash equivalents	$(224,424)	$(15,547)

Cash and cash equivalents, beginning balance	$725,774	$741,321
Cash and cash equivalents, ending balance	$501,350	$725,774
Less: Cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents from continuing operations	$501,350	$725,774

Supplemental disclosure of cash flow information
Cash paid for interest	$1,661,635	$1,482,414
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Effectively on June 26, 2018, one of the Company’s subsidiary, America Arki Fuxin Network Management Co. Ltd. (“America Arki”), ceased operation and cancelled its registration record in local industrial and commercial bureau. The disposal of America Arki did not represent a strategic shift that has a major effect on the Company’s operations and financial results, America Arki is not accounted for discontinued operation in the consolidated financial statements.

On August 21, 2018, the Company incorporated Arki (Tianjin) E-Commerce Ltd. (“Arki Tianjin E-Commerce”), a wholly-owned subsidiary of Arki Network and a limited liability company formed under the laws of the PRC. The Company developed the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce.

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

On December 28, 2016, the Company and Yanbian Yaotian Gas Group Co., Ltd, (the “Purchaser”) a company incorporated under the laws of the People’s Republic of China, entered into a definitive agreement to sell all of its interests in Shanghai Zhonghui.. In connection with the sale, Zhonghui Affiliates agreed to cancel 5,000,000 shares of our common stock obtained from the transaction. The Company has since ceased our peer-to-peer lending business.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of December 31, 2018 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG “)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine (Beijing) Bio-Tech, Inc. (“America Pine”)	March 21, 2007	PRC	100	%(1)	Assists in payment collection for e-commerce business.

America Arki Network Service Beijing Co. Ltd. (“Arki Network” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

1.	ORGANIZATION (continued)

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
America Arki (Tianjin) Capital Management Partnership (“Arki Capital”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

Arki (Tianjin) E-Commerce, Ltd. (“Arki Tianjin E-Commerce”)	August 21, 2018	PRC	100%		Collects service fees of the sales amount for all the revenues realized on the platform for trading of antiques.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network owned entities

In order to comply with PRC laws and regulations which prohibit foreign control of companies involved in internet content, the Company operates its website using the licenses and permits held by Arki Network, a 100% PRC owned entity. The equity interests of Arki Network are legally held directly by Mr. Jianmin Gao and Mr. Fei Gao, shareholders and directors of the Company. The effective control of Arki Network is held by Arki E-Commerce and America Arki (ceased operation on June 26, 2018) through a series of contractual arrangements (the “Contractual Agreements”). As a result of the Contractual Agreements and cessation of operation of America Arki, Arki E-Commerce maintain the ability to control Arki Network, and are entitled to substantially all of its economic benefits and are obligated to absorb all of its losses. Therefore, the Company consolidates Arki Network as a variable interest entity (“VIE”) in accordance with SEC Regulation SX-3A-02 and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation in accounting for a variable interest entity (“VIE”).”

The following is a summary of the Contractual Agreements of the Company’s VIE structure:

The shareholders of Arki Network, namely Mr. Jianmin Gao and Mr. Fei Gao, entered into a loan agreement with America Arki on February 3, 2011. Under this loan agreement, America Arki granted an interest-free loan of RMB 1.0 million to Mr. Jianmin Gao and Mr. Fei Gao, collectively, for their capital contributions to Arki Network, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when America Arki requests repayment. America Arki may request repayment of the loan with 30 days’ advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation. As America Arki ceased operation subsequently, the recourse right of the RMB 1.0 million has been transferred to substituted controller, Arki E-Commerce.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

1.	ORGANIZATION (continued)

The shareholders of Arki Network entered into an option agreement with America Arki on February 3, 2011, under which the shareholders of Arki Network jointly and severally granted to America Arki an option to purchase their equity interests in Arki Network. The purchase price will be set off against the loan repayment under the loan agreement. America Arki may exercise such option at any time until it has acquired all equity interests of Arki Network or freely transferred the option to any third party and such third party assumes the rights and obligations of the option agreement. As America Arki ceased operation subsequently, the option rights are held by Arki E-Commerce.

America Arki and Arki Network entered into an exclusive business cooperation agreement deemed effective on November 26, 2010, under which Arki Network engaged America Arki as its exclusive provider of technical support, consulting services, maintenance and other commercial services. Arki Network shall pay to America Arki service fees determined based on the net income of Arki Network and which are eliminated in consolidation. America Arki shall exclusively own any intellectual property arising from the performance of this agreement. This agreement has a term of ten years from the effective date and can only be terminated mutually by the parties in a written agreement. During the term of the agreement, Arki Network may not enter into any agreement with third parties for the provision of identical or similar service without the prior consent of America Arki. As America Arki ceased operation subsequently, the rights are held by Arki E-Commerce.

The shareholders of Arki Network entered into a share pledge agreement with America Arki on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network to America Arki as collateral for all of the payments due to America Arki and to secure their obligations under the above agreements. The shareholders of Arki Network may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an adverse effect on the rights or benefits of America Arki without America Arki’s preapproval. America Arki is entitled to transfer or assign in full or in part the shares pledged. In the event of default, America Arki, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment. As America Arki ceased operation subsequently, the rights are held by Arki E-Commerce.

The shareholders of Arki Network entered into a power of attorney agreement with America Arki effective on November 26, 2010 under which the shareholders irrevocably appointed Arki E-Commerce and America Arki to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members. As America Arki ceased operation subsequently, the rights are held by Arki E-Commerce.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine, Arki E-Commerce, America Arki, 51% majority ownership in Arki Tianjin, and the discontinued operations of Shanghai Zhonghui and Yin Hang. As a result of contractual arrangements, the Company consolidates Arki Network in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The audited consolidated financial statements of the Company as of December 31, 2018, and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the years ended December 31, 2018 are not necessarily indicative of the results to be expected for future years.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Arki Network. Accordingly, the results of Arki Network have been included in the accompanying consolidated financial statements. Arki Network has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Arki Network do not have recourse to the Company’s general credit.

The following financial statement amounts and balances of Arki Network have been included in the accompanying consolidated financial statements:

	As of December 31,
	2018	2017
Cash and cash equivalent	$486,178	$686,368
Loan receivable, net	331,039	-
Prepaid expenses	478,222	57,025
Due from intercompany	7,181,347	1,386,108
Due from related party	1,584,983	96,968
Other receivables	17,065	11,890
Total current assets	$10,078,834	$2,238,359

Property and equipment, net	$35,529	$50,453
Long-term investment	$300,679	$317,888
Total non-current assets	$336,208	$368,341

Total assets	$10,415,042	$2,606,700

Loan payable - current portion	$4,864,548	$1,192,750
Interest payable	2,099,427	531,812
Accrued liabilities	48,244	203
Due to intercompany	7,079,406	1,729,803
Due to related party	1,722,601	250,810
Deferred tax liability	113,734	120,243
Total current liabilities	$15,927,960	$3,825,621

Loan payable - non-current portion	$1,221,226	$2,906,562
Total non-current liabilities	$1,221,226	$2,906,562

Total liabilities	$17,149,186	$6,732,183

	For the Years Ended December 31,
	2018	2017

Net revenue	$1,605,511	$-

Net loss from continuing operation	(2,950,029)	(2,468,442)
Less: Net loss attributable to the non-controlling interest	(1,579,638)	(1,039,536)
Net loss attributable to the company – continuing operations	$(1,370,391)	$(1,428,906)

Net loss from discontinued operations	$-	$(2,926,423)
Less: Net loss attributable to the non-controlling interest	-	-
Net loss attributable to the company – discontinued operations	$-	$(2,926,423)

Net loss for the year	$(2,950,029)	$(5,394,865)
Net loss attributable to company’s shareholders	$(1,370,391)	$(4,355,329)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the Years Ended December 31,
	2018	2017

Cash flow (used in) provided by operating activities	$(3,669,205)	$373,260
-Net cash used in operating activities from continuing operations	(3,669,205)	(567,162)
-Net cash provided by operating activities from discontinued operations	-	940,422

Cash flow (used in) provided by investing activities	$(348,319)	$675,911
-Net cash (used in) provided by investing activities from continuing operations	(348,319)	675,911

Net cash provided by financing activities	$3,847,699	$276,669
-Net cash provided by financing activities from continuing operations	3,847,699	276,669

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	December 31, 2018	December 31, 2017

Balance sheet items, except for stockholders’ equity, as of years ended	0.1454	0.1537

	For the Years Ended
	December 31, 2018	December 31, 2017

Amounts included in the statements of operations and comprehensive income (loss) and cash flows for the years presented	0.1514	0.1483

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $73,987 and $(246,478) for the years ended December 31, 2018 and 2017, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

Revenue recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASCs that modified ASC 606.  The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts as the date of adoption.  The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

The Company’s revenue is comprised of:

1)	Interest and fee income - Management determined that the primary sources of revenue emanating from interest and fee income on loans receivable are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue.

2)	Noninterest income – The primary sources of noninterest income are within the scope of ASC 606, which are presented in the income statements as commission income.

Interest and Fee Income

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Noninterest Income

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. When these events occur, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of December 31, 2018 and 2017, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

The Company reviews its available-for-sale short-term investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating the potential impairment of its short-term investments. The Company did not recognize any other-than-temporary impairment charges on its available-for-sale investments during the years ended December 31, 2018 and 2017.

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

The tables below present information at the end of 2018 and 2017, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2018:
Level 1
Available-for-sale:
Short-term investments	$-

2017:
Level 1
Available-for-sale:
Short-term investments	$461,115

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2013 and 2014 and 2015 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $3,562,967 for the year ended December 31, 2018 and an accumulated deficit of $12,247,478 as of December 31, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As we will no longer be treated as an emerging growth company beginning December 31, 2021, we are required to adopt this ASU no later than 2021. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently evaluating the alternative methodologies available and assessing its data and system needs to implement this ASU.

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220,  Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of nonlease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

4.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent for our US company and other prepaid expenses and security deposit for Arki Network as of December 31, 2018 and 2017, respectively.

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued at 2% and range from 8% to 30% for the years ended December 31, 2018, and 2017, respectively. According to the outstanding contracts during the reporting period, the maturity terms are 3 months.

As of December 31, 2018 and 2017, loan receivables from third parties was $0 and $0, net of provision for loan losses of $0, and $0, respectively; loan receivables from related parties was $331,039 and $0, net of provision for loan losses of $3,344 and $0, respectively.

Loan receivables consisted of the following as of December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017

Loans receivable – related parties	$334,383	$-
Allowance for loan losses	(3,344)	-

Loans receivable, net	$331,039	$-

The following table represents the aging of loan receivables as of December 31, 2018:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$334,383	$334,383	$-	$334,383

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the years ended December 31, 2018 and 2017, the allowance for loan losses were $3,344 and nil, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired at December 31, 2018 and 2017.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Advances to unrelated third-parties	$33,144	$28,736
Other deposits	2,400	2,400

Total	$35,544	$31,136

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Leasehold improvement	$67,187	$53,797
Office equipment	25,629	25,748
Furniture and fixtures	6,615	6,994
Motor vehicles	20,710	20,710
	$120,141	$107,249
Less: accumulated depreciation	(46,061)	(24,065)
Total property and equipment, net	$74,080	$83,184

For the years ended December 31, 2018 and 2017, depreciation expense from the continuing operations was $23,183 and $17,828, respectively.

8.	SHORT-TERM INVESTMENT

Short-term investment is highly liquid available-for-sale investment in accounts maintained with Industrial and Commercial Bank of China within the PRC.

	As of December 31,
	2018	2017
Short-term investment
Available-for-sale investment	$461,115	$719,855
Less: Redemption	(461,115)	(258,740)
Total short-term investments	$-	$461,115

Interest income earned from the short-term investments for the years ended December 31, 2018 and 2017 was $22,677 and $4,509, respectively. Nil and nil unrealized gain were recognized for the years ended December 31, 2018 and 2017, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 4% to 54% per annum.

Loans payable consisted of the following as of December 31, 2018 and 2017:

	Remaining	December 31,	December 31,
Interest rate	maturity	2018	2017
4%	Within 1 year	$103,223	$-
12%	Within 1 year	202,084	-
13%	Within 1 year	45,069	15,370
14%	Within 1 year	2,908	158,316
18%	Within 1 year	799,610	-
40 - 54%	Within 1 year	3,711,654	1,019,064
40 - 54%	Between 1 to 2 years	1,221,226	2,906,562
		$6,085,774	$4,099,312

	Current portion	$4,864,548	$1,192,750
	Non-current portion	$1,221,226	$2,906,562

The Company has loans payable to related parties of $3,887,569 and $2,499,244, and loans payable to third parties of $2,198,205 and $1,600,068 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the Company recorded $3,641,001 and $1,801,986 on the interest expenses, respectively.

10.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $117,767 and $ 117,767 to the Company as of December 31, 2018 and 2017, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were due between July 2013 to November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

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

Disposal of Yin Hang

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

11.	DISCONTINUED OPERATIONS (continued)

Disposal of Yin Hang (continued)

On August 31, 2017, Arki Network and Yin Hang entered into a Supplementary Agreement and mutually agreed to terminate the Share Exchange Agreement, effective immediately, because companies in the financial information industry are not permitted to be controlled by foreign companies outside of China. As a result of the termination, Yin Hang shall no longer be consolidated in the Company’s financial statements as of September 1, 2017. As of December 31 2017, the results of operations of Yin Hang are reflected in the Company’s consolidated financial statements as “discontinued operations.”

The disposal represents a strategic shift and has a major effect on the Company’s results of operations. The disposed entities are accounted as discontinued operations in the consolidated financial statements for the year ended December 31, 2017. A loss of $5,127,174 was recognized on the disposal, which is determined based on the excess of assets over liabilities in the same amount.

The significant items included discontinued operations are as follow:

	For the Years Ended December 31,
	2018	2017

Revenue	$-	$2,246,767
Cost of revenue	-	(8,066)
Operating expenses	-	(845,420)
Interest expense	-	(32)
Other income	-	1,155,815
Loss on disposal of Yin Hang	-	(5,127,174)

Loss from discontinued operations before income taxes	$-	$(2,578,110)
Provision for income taxes	-	(348,313)

Loss from discontinued operations	$-	$(2,926,423)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

12.	NONCONTROLLING INTEREST

As of December 31, 2018 and 2017, non-controlling interest of Arki Capital of $(2,840,314) and $(1,260,676), respectively, was recognized in the Company’s consolidated balance sheets, representing Arki Capital’s cumulative results of operations attributable to shareholders other than CCG Group.

For the years ended December 31, 2018 and 2017, respectively, a $1,579,638 and a $1,039,536 net loss, respectively, attributable to the noncontrolling interest of Arki Capital was recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Capital’s net income attributable to shareholders other than CCG Group.

13.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21%.

The People’s Republic of China (PRC)

Arki (Beijing) E-commerce Technology Corp., America Pine (Beijing) Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd., America Arki (Tianjin) Capital Management Partnership and Arki (Tianjin) E-Commerce Ltd. were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the years ended December 31, 2018 and 2017 respectively.

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the Years Ended December 31,
	2018	2017

Tax expense at statutory rate US	21%	34%
Foreign income not recognized in the U.S.	(21)%	(34)%

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25)%	(25)%

Effective income tax rates	-	-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

13.	INCOME TAXES (continued)

Loss before income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2018	2017

Non-PRC	$(90,759)	$(105,628)
PRC	(3,472,208)	(3,595,776)

Total	$(3,562,967)	$(3,701,404)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
Accrued interest payable	$21,839	$23,089
Accruals	32,546	34.409
Provision for loan losses	19,372	-

Total	$73,757	$57,498
Less: Valuation allowance	(73,757)	(57,498)
Total deferred tax assets, net	$-	$-

	December 31 2018	December 31, 2017

Deferred tax liabilities:
Accrued interest receivable	$34,516	$36,232
Accrued interest payable	44716	47,275
Total deferred liabilities	$79,232	$83,507

As of December 31, 2018 and 2017, the Company has a deferred tax asset of $0 and $0, and a deferred tax liability of $79,232 and $83,507 resulting from certain net operating losses in the PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of December 31, 2018, the Company does not have sufficient operations to generate taxable income in Arki E-Commerce, America Pine, America Arki, Arki Network, Arki Capital and Arki Tianjin Network to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of December 31, 2018 and 2017, the valuation allowance was $73,757 and $57,498, respectively. $16,259 and 42,124 of increase in the valuation allowance for each of the years ended December 31, 2018 and 2017, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company

Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Mr. Hao Siheng	Stockholder, Son of Lihua Xiao
Beijing Daogao Trading Co. Ltd. (“Beijing Daogao”)	Ms. Lihua Xiao as the director of Beijing Daogao
Tianjin Jinjing Huizhi Network Technology Co. Ltd.	Mr. Dong Yao as the shareholder and director
Beijing Liujuxiang Shunxing Information Consulting Service Center	A related company controlled by non-controlling stockholder

b)	The Company had the following related party balances at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Due to related parties:
Mr. Jianmin Gao	$(20,324)	$(83,747)
Mr. Fei Gao	(136,33)	(6,980)
Mr Dong Yao	(869)	-
Beijing Daogao Trading Co. Ltd.	(26,169)	-

	$(183,700)	$(90,727)

As of December 31, 2018 and 2017, the amounts owed to related parties are without interest and due on demand, respectively.

c)	Loans receivable form related parties

	December 31,	December 31,
	2018	2017

Related companies of non-controlling stockholders	$334,383	$-
Allowance for loan losses	(3,344)

Total	$331,039	$-

Interest income derived from the loans receivable from related parties were $693,307 and $48,388 for the year ended December 31, 2018 and 2017, respectively. Fee income derived from the loans receivable from related parties were $346,654 and $0 for the year ended December 31, 2018 and 2017, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

d)	Loans payable to related parties

	December 31, 2018	December 31, 2017

Non-controlling stockholders	$3,230,433	$2,499,244
Related companies of non-controlling stockholders	657,136	-

	$3,887,569	$2,499,244

Interest expenses incurred on the loans payable to related parties were $2,482,626 and $1,100,486 for the year ended December 31, 2018 and 2017, respectively.

e)	Commission income received from related parties

	For the Years Ended December 31,
	2018	2017

Non-controlling stockholders	$250,029	$-
Related company of non-controlling stockholder	26,010	-

	$276,039	$-

f)	Consultancy fee paid to related parties

	For the Years Ended December 31,
	2018	2017

Tianjin Jinjing Huizhi Network Technology Co. Ltd.	$13,781	$-
Beijing Liujuxiang Shunxing Information Consulting Service Center	13,963	-

	$27,744	$-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN U.S. $)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Year Ended December 31,

2019	$113,005
2020	113,005
2021	88,005
2022	4,417

Total	$318,432

The rent expense for the years ended December 31, 2018 and 2017 was $64,810 and $41,358, respectively.

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

As of December 31, 2018 and 2017, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counterparties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2018 and 2017, we had no uninsured balances with the banks in U.S. As of December 31, 2018 and 2017, our bank balances in the PRC were $489,358 and $706,771, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

On December 15, 2014, the Company entered into six-year agreements with the Chief Operating Officer, Mr. Fei Gao, for total compensation of approximately $2,655 (RMB 18,000) per month.

17.	SUBSEQUENT EVENT

On March 21 2019, the Company incorporated Arki Investment Consulting Ltd with a registered capital of RMB 200,000. Arki Investment Consulting Ltd is 100% owned by Arki Capital and is engaged in providing financial management consulting services and internet information services.