Form 10-Q
period 2019-03-31
Consumer Capital Group, Inc.
filed 2019-05-20
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2019, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$870,273	$501,350
Prepayments and deposits (Note 4)	560,103	508,499
Other receivables (Note 6)	37,599	35,544
Loans receivable – third parties, net (Note 5)	-	331,039
Loans receivable – related parties, net (Note 5)	-	-

Total current assets	$1,467,975	$1,376,432

Non-current assets:
Property and equipment, net (Note 7)	$68,812	$74,080

Total non-current assets	$68,812	$74,080

Total Assets	$1,536,787	$1,450,512

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	March 31,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 8)	$1,796,953	$1,994,667
Loans payable to related parties, current portion (Note 8)	2,547,917	2,869,881
Accrued interest payable	2,238,590	2,099,427
Other payable	235,028	86,204
Payable to shareholder (Note 9)	109,009	117,767
Due to related parties (Note 13)	538,140	183,955
Deferred tax liabilities (Note 12)	81,203	79,232
Total current liabilities	$7,546,840	$7,431,133

Non-current liabilities:
Loans payable to third parties, non-current (Note 8)	$208,601	$203,538
Loans payable to related parties, non-current (Note 8)	1,199,458	1,017,688
Total non - current liabilities	$1,408,059	$1,221,226

Total Liabilities	$8,954,899	$8,652,359

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 27,208,849 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.	$2,721	$2,721
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(12,588,951)	(12,247,478)
Accumulated other comprehensive loss	255,755	(138,453)

Stockholders’ deficit before non-controlling interests	$(4,308,798)	$(4,361,533)

Non-controlling interests	(3,109,314)	(2,840,314)

Total stockholders’ deficit	$(7,418,112)	$(7,201,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,536,787	$1,450,512

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$-	$-
Interest income on loans-related parties	-	2,516
Commission income-third parties	-	-
Commission income-related parties	165,624	-
Total Revenue	$165,624	$2,516

Cost of revenue	-	-
Gross profit	$165,624	$2,516

Operating expenses:
General and administrative	(248,686)	(405,911)
Total operating expenses	$(248,686)	$(405,911)

Loss from operations	$(83,062)	$(403,395)

Other income (expenses):
Interest income	$533	$24,648
Interest expense to third parties	(196,982)	(191,512)
Interest expense to related parties	(328,996)	(308,870)
Other expense	(104)	(197)
Provision for loan losses	3,407	-
Total other expenses	$(522,142)	$(475,931)

Loss before provision for income taxes	$(605,204)	$(879,326)

Provision for income taxes	(5,269)	-
Net Loss before non-controlling interests	$(610,473)	$(879,326)
Less: Net loss attributable to the non-controlling interest	(269,000)	(255,874)
Net loss attributable to the Company’s shareholders	$(341,473)	$(623,452)

Comprehensive Loss:
Net Loss	$(610,473)	$(879,326)

Foreign currency translation adjustment	(394,208)	136,946

Comprehensive loss	$(1,004,681)	$(742,380)

Less: comprehensive loss attributable to non-controlling interest	$(269,000)	$(255,874)
Comprehensive loss attributable to the Company	$(735,681)	$(486,506)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,208,849

Loss per share – Basic and Diluted
-Basic	$(0.01)	$(0.02)
-Diluted	(0.01)	(0.02)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.01)	(0.02)
-Diluted	$(0.01)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

(IN U.S. $)

			Discounts on	Additional	Accumulated	Accumulated other	Stockholders’	Non-
	Common stock		Common	paid-in	(deficit) /	comprehensive	equity /	controlling
	Shares	Amount	stocks	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2017	32,208,849	$3,221	$(130,741)	$8,152,418	$(10,264,149)	$64,466	$(2,303,717)	$(1,260,676)	$(3,564,393)
Cancellation of shares	(5,000,000)	(500)		-	-	-	(500)	-	(500)
Net Loss	-	-		-	(1,983.329)	-	(1,983,329)	(1,579,638)	(3,562,967)
Foreign currency Translation adjustment	-	-		-	-	(73,987)	(73,987)	-	(73,987)
Balance at December 31, 2018	27,208,849	$2,721	(130,741)	$8,152,418	$(12,247,478)	$(138,453)	$(4,361,533)	$(2,840,314)	$(7,201,847)
Net Loss	-	-		-	(341,473)	-	(341,473)	(269,000)	(610,473)
Foreign currency Translation adjustment	-	-		-	-	394,208	394,208	-	394,208
Balance at March 31, 2019	27,208,849	$2,721	(130,741)	$8,152,418	$(12,588,951)	$255,755	$(4,308,798)	$(269,000)	$(7,418,112)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(610,473)	$(879,326)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,135	5,510
Reversal of allowance for loan losses	(3.407)	-

Changes in operating assets and liabilities:
Increase in prepaid expenses	(38,786)	(47,776)
Increase in other receivables	(1,209)	(3,443)
Increase in accrued liabilities	146,873	4,913
Increase (Decrease) in taxes payable	31	(86)
Increase in interest payable	86,436	576,266
Increase (Decrease) in due from related parties	349,011	(1.573)
Decrease in payable to Caesar Capital Mgmt Ltd	(8,758)	(8,758)
Increase in received in advance	-	39,692

Cash flows used in operating activities	(74,147)	(314,581)

Cash flows from investing activities:
Repayment of loans from customers	$340,747	$(471,810)
Redemption of short-term investment	-	471,810
Cash flow provided by investing activities	340,747	-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from loans payable – third parties	$155,559	$33,027
Proceeds from loan payable – related parties	533,344	695,133
Repayment of loans payable – third parties	(248,894)	(15,727)
Repayment of loans payable – related parties	(921499)	(60,714)

Cash flows (used in) provide by financing activities	$(481,490)	$651,719

Effect of exchange rate changes on cash,	$583,813	$(31,644)

Net changes in cash and cash equivalents	$368,923	$305,494

Cash and cash equivalents, beginning balance	$501,350	$725,774

Cash and cash equivalents, ending balance	$870,273	$1,031,268

Supplemental disclosure of cash flow information
Cash paid for interest	$237,042	$6,141

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (unaudited)

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

Effective on June 26, 2018, one of the Company’s subsidiary, America Arki Fuxin Network Management Co. Ltd. (“America Arki”), ceased operation and cancelled its registration record in local industrial and commercial bureau in China. The disposal of America Arki did not represent a strategic shift that has a major effect on the Company’s operations and financial results, America Arki is not accounted for discontinued operation in the consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (unaudited)

(IN U.S. $)

1.	ORGANIZATION (continued)

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

On December 28, 2016, the Company and Yanbian Yaotian Gas Group Co., Ltd, (the “Purchaser”) a company incorporated under the laws of the People’s Republic of China, entered into a definitive agreement to sell all of its interests in Shanghai Zhonghui. In connection with the sale, Zhonghui Affiliates agreed to cancel 5,000,000 shares of our common stock obtained from the transaction. The Company has since ceased our peer-to-peer lending business.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (unaudited)

(IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of March 31, 2019 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
Consumer Capital Group Inc. (“CCG”)	October 14, 2009	California USA	100%		U.S. holding company and headquarters of the consolidated entities. Commencing in July 2011, CCG performs the U.S. e-commerce operations.

Arki (Beijing) E-Commerce Technology Corp. (“Arki E-Commerce”)	March 6, 2008	PRC	100%		Maintains the various computer systems, software and data. Owns the intellectual property rights of the “consumer market network”.

America Pine (Beijing) Bio-Tech, Inc. (“America Pine”)	March 21, 2007	PRC	100	%(1)	Assists in payment collection for e-commerce business.

America Arki Network Service Beijing Co. Ltd. (“Arki Network” and Affiliated PRC Entity”)	November 26, 2010	PRC	0	%(2)	Entity under common control through relationships between Fei Gao and the Company. Holds the business license and permits necessary to conduct e-commerce operations in the PRC

America Arki (Tianjin) Capital Management Partnership (“Arki Capital”)	October 22, 2015	PRC	51	%(3)	Offer asset management, management consulting, internet information services as well as advertising design, production, agent, publishing.

Arki (Tianjin) E-Commerce, Ltd. (“Arki Tianjin E-Commerce”)	August 21, 2018	PRC	100%		Collects service fees of 25% of the sales amount for all the revenues realized on the platform for trading of antiques.

Arki (Guangzhou) Investment Consulting Co. Ltd	March 21, 2019	PRC	100%		A wholly owned subsidiary of Arki Capital. It extends the business of Arki Capital from Northern China to the Grangdong-Hong Kong-Macao Great Bay Area to offer asset management and management consulting services to this area.

(1)	Wholly foreign owned entities (WFOE)
(2)	VIE
(3)	Arki Network owned entities

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its wholly-owned subsidiaries based in the PRC, which include America Pine, Arki E-Commerce, America Arki, 51% majority ownership in Arki Capital, and the discontinued operations of Shanghai Zhonghui and Yin Hang. As a result of contractual arrangements, the Company consolidates Arki Network in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for future years.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	March 31,	December 31,
	2019	2018
	(Unaudited)

Cash and cash equivalent	$794,597	$486,178
Loan receivables, net	-	331,03
Prepaid expenses	530,332	478,222
Due from inter-company	7,573,776	7,181,347
Due from related party	1,624,125	1,584,983
Other receivables	19,838	17,065
Total current assets	$10,542,668	$10,078,834

Property and equipment, net	$33,289	$35,529
Long-term investment	151,927	300,679
Total non-current assets	$185,216	$336,208

Total assets	$10,727,884	$10,415,042

Loans payable - current portion	$4,531,703	$4,864,548
Interest payable	2,238,590	2,099,427
Accrued liabilities	131,337	48,244
Due to inter-company	8,161,858	7,079,406
Due to related parties	1,759,985	1,722,601
Deferred tax liability	140,458	113,734
Total Current liabilities	$16,963,931	$15,927,960

Loans payable, non-current portion	1,221,226	1,221,226
Total non-current liabilities	$1,221,226	$1,221,226

Total liabilities	$18,185,157	$17,149,186

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (continued)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Net revenue	$165,624	$213,873

Net loss before provision for income taxes	$(523,395)	$(198,331)
Less: Provision for income taxes	(5,269)	-
Net losses	$(518,126)	$(198,331)

Less: Net income attributable to non-controlling interest	(269,000)	(33,039)
Net losses attributable to the Company’s shareholders	$(249,126)	$(165,292)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Cash flow provided by (used in) operating activities	$285,476	$(82,436)

Cash flow provided by (used in) investing activities	$496,089	$(471,810)

Cash flow (used in) provided by financing activities	$(486,932)	$662,107

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1490	0.1454

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1482	0.1573

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $(394,208) and $136,946 for the three months ended March 31, 2019 and 2018, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Loans receivable

Loans receivable primarily represents the principle lent to the borrowers. Management regularly reviews the aging of the loans receivable and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Loans receivable considered non-collectable are written off after exhaustive efforts at collection.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Interest receivable

Interest receivable represents the amount of interest that has been earned as of the balance sheet date, but which has not yet been received in cash. Management regularly reviews the aging of interest receivable and changes in payment trends and records as allowance when management believes collection of amounts due are at risk. Interest receivable considered non-collectable is written off after exhaustive efforts at collection.

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 4% - 54% per annum with a term lasting from 6 months to two years.

Property and equipment, net

Property and equipment is recorded at cost and consists of computer equipment, office equipment, furniture and leasehold improvement and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less). Costs incurred for maintenance and repairs are expended as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of March 31, 2019 and December 31, 2018, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2019 and December 31, 2018, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2018 and 2017 and 2016 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $610,473 for the three months ended March 31, 2019 and an accumulated deficit of $12,588,951 as of March 31, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Prepaid expenses consisted of prepaid rent for our US Company and other prepaid expenses for Arki Network as of March 31, 2019 and December 31, 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loan issued at 2% and range from 8% to 30% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, loans receivable were $0 and $331,039, net of provision for loan losses of $0, and $3,344, respectively; all the loans receivable are from related parties.

Loans receivable consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)

Loans receivable - third parties	$-	$-
Loans receivable - related parties	-	334.383
Total loans receivable	$-	$334.383
Allowance for loan losses	-	(3,344)

Loans receivable, net	$-	$331,039

The following table represents the aging of loan receivables as of December 31, 2018:

	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$334,383	$334,383	$-	$334,383

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the three months ended March 31, 2019 and 2018, the reversal and the provision of allowance for loan losses were and $(3,047) and $3,344, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of March 31, 2019 and December 31, 2018.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)

Advances to unrelated third-parties	$37,599	$33,144
Other deposits	-	2,400

Total	$37,599	$35,544

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
	(Unaudited)

Leasehold improvement	$68,453	$67,187
Office equipment	25,681	25,629
Furniture & fixtures	6,780	6,615
Motor vehicles	20,710	20,710
	$121,624	$120,141
Less: accumulated depreciation	(52,812)	(46,061)
Total property & equipment, net	$68,812	$74,080

For the three months ended March 31, 2019 and 2018, depreciation expenses were $6,135 and $5,510, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

8.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from six months to two years with interest rates varying from 4% to 54% per annum.

Loans payable consisted of the following as of March 31, 2019 and December 31, 2018:

	Remaining	March 31,	December 31,
Interest rate	maturity	2019	2018
		(Unaudited)

4%	Within 1 year	$-	$103,223
12%	Within 1 year	177,311	202,084
13%	Within 1 year	46,190	45,069
14%	Within 1 year	-	2,908
18%	Within 1 year	1,355,909	799,610
25%	Within 1 year	156,451
40%-54%	Within 1 year	2,609,008	3,711,654
40%-54%	Between 1 to 2 years	1,408,060	1,221,226
		$5,752,929	$6,085,774

	Current portion	$4,344,870	$4,864,548
	Non-current portion	$1,408,059	$1,221,226

The Company has loans payable to related parties of $3,747,375 and $3,887,569, and loans payable to third parties of 2,005,554 and $2,198,205 as of March 31, 2018 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded $525,978 and $500,382 of interest expenses, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

9.	PAYABLE TO SHAREHOLDER

Caesar Capital Management Ltd. (“Caesar”) a shareholder of the Company, advanced $109,009 and $117,767 to the Company as of March 31, 2019 and December 31, 2018, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were originally due between July 2013 and November 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

10.	NONCONTROLLING INTEREST

As of March 31, 2019 and December 31, 2018, non-controlling interest of Arki Capital of $3,109,314 and $2,840,314, respectively, was recognized in the Company’s consolidated balance sheets, representing Arki Capital’s cumulative results of operations attributable to shareholders other than CCG Group.

For the three months ended March 31, 2019 and 2018, net losses of $269,000 and $255,874, respectively, attributable to the non-controlling interest of Arki Capital were recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Capital’s net losses attributable to shareholders other than CCG Group.

11.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21% for the three months ended March 31, 2019 and 2018, respectively.

The People’s Republic of China (PRC)

Arki (Beijing) E-commerce Technology Corp., America Pine (Beijing) Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd., America Arki (Tianjin) Capital Management Partnership, Arki (Tianjin) E-Commerce Ltd. and Arki (Guangzhou) Investment Consulting Co. Ltd. were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

11.	INCOME TAXES (continued)

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25)%	(25)%

Effective income tax rates	-	-

Loss before income taxes consists of:

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Non-PRC	$(18,628)	$(4,104)
PRC	(586,576)	(875,222)

Total	$(605,204)	$(879,326)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Deferred tax assets:
Accrued interest payable	$22,382	$21,839
Accrual	33,356	32,546
Provision for loan losses	19,854	19,372
Total deferred tax assets	$75,593	$73,757
Less: Valuation allowance	(75,593)	(73,757)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Accrued interest receivable	$35,375	$34,516
Accrued interest payable	45,828	44,716
Net total deferred liabilities	$81,203	$79,232

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

11.	INCOME TAXES (continued)

As of March 31, 2019 and December 31, 2018, the Company has deferred tax asset of $0 and $0, respectively, and deferred tax liabilities of $81,203 and $79,232, respectively, resulting from certain net operating losses in the PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of March 31, 2019 and December 31, 2018, the Company does not have sufficient operations to generate taxable income in Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of March 31, 2019 and December 31, 2018, $75,593 and $73,758 valuation allowance was recorded respectively.

12.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Beijing Daogao Trade Ltd.	Legal representative is Lihua Xiao, a stockholder and management of the Company.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

12.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of March 31, 2019 and December 31, 2018:

	March 31 2019	December 31, 2018
	(Unaudited)
Due to/from related parties:
Mr. Jianmin Gao	$(372,334)	$(20,327)
Mr. Fei Gao	(138,768)	(136,338)
Ms Lihua Xiao	(522)	(833)
Dong Yao	304	(288)
Related company controlled by a non-controlled stockholder	(26,820)	(26,169)

	$(538,140)	$(183,955)

As of March 31, 2019 and December 31, 2018, the amounts owed to related parties are without interest and due on demand.

c)	Loans receivable form related parties

	March 31,	December 31,
	2019	2018
	(Unaudited)

Company controlled by non-controlled shareholders	$-	$334,383
Less: Allowance for loan losses		(3,344)
Total	$-	$331,039-

Interest income derived from the above loans receivable from related parties were $0 and $0 for the three months ended March 31, 2019 and 2018, respectively. Fee income derived from the above loans receivable from related parties were $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

d)	Loans payable to related parties

	March 31, 2018	December 31, 2018
	(Unaudited)

Non-controlling stockholders	$3,747,375	$3,230,433
Related companies of non-controlling stockholders	-	657,136

	$3,747,375	$3,887,569

Interest expenses incurred on the above loans payable to related parties were $328,996 and $308,870 for the three months ended March 31, 2019 and 2018, respectively.

e)	Commission income received from related parties

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Non-controlling stockholders	$165,624	$-
Related company of non-controlling stockholder	-	-

	$165,624	$-

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements with various third parties. The terms of such non-cancellable operating leases are one to five years. As of March 31, 2019, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the three months ended March 31,

2020	$154,794
2021	74,728
2022	51,852
2023	4,321

Total	$285,695

The rent expense for the three months ended March, 2019 and 2018 was $28,001 and $17,361 respectively.

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

14.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, loans receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates.

As of March 31, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

14.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2019 and December 31, 2018, we had no uninsured balances with the banks in U.S. Our bank balances in the PRC were $846,272 and $489,358, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

15.	SUBSEQUENT EVENT

There was no subsequent event or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the three months ended March 31, 2019.

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

Overview

We are primarily engaged in the business of microfinancing services. We strive to become a one-stop shop that focuses on lending service for car dealerships in China. We operate our direct microfinancing business through our variable interest entity, or “VIE”, Arki Network and its subsidiaries, Arki Capital, Arki Tianjin E-Commerce and Arki Guangzhou. With the increased difficulty of obtaining sufficient financing through traditional channels by car dealerships, we offer them alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. We offer advisory and risk assessment services to both lenders and borrowers to help increase the efficiency of loan origination by financial institutions. It is our belief that the growth of car dealerships will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining the microfinancing process will place our company in a unique position in the marketplace.

Microfinancing

Currently, we engage in the microfinancing business through our VIE, Arki Network and its subsidiaries, Arki Capital and Arki Tianjin E-Commerce, to provide direct loans primarily to car dealerships based in Liaoning Province. Our relationship with Arki Network is governed by a series of contractual relationships among Arki Network, the shareholders of Arki Network, and two of our subsidiaries, Arki E-Commerce and America Arki. However, effective in June 2018, America Arki ceased operations and cancelled its registration records. The cessation of America Arki’s operations does not represent a strategic shift with a material effect to our operations and financial results and America Arki is not accounted for discontinued operation in the consolidated financial statements. Subsequent to the cessation of America Arki’s operations, our relationship with Arki Network continues to be governed by the ongoing contractual arrangements with Arki E-Commerce.

Prior to focusing our targeted customer base on car dealerships, we provided loans to small and medium sized enterprises and sole proprietors. We do not lend to individuals. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd. (“UnionPay Liaoning”), Arki Capital provides private loans to borrowers (primarily, car dealerships) and receives interest payments for originating the loans. Arki Network and UnionPay Liaoning act as intermediaries to facilitate the loan transactions in consideration of which Arki Network charges a service fee of 3% of the loan proceeds, of which 0.5% is paid to UnionPay Liaoning.

We believe that UnionPay Liaoning is incentivized to recommend as many borrowers to us as possible as the potential for additional service fees is a source of revenue for their operations. In China, the UnionPay cards are directly connected to the related bank accounts of the end user. The limit of the card is the balance of the related bank accounts. We have a contractual arrangement with UnionPay to provide us with such information and related due diligence information on car dealers and their customers. The nature of the UnionPay bank card in China is similar to checking accounts that are widely used in the United States. Therefore, consumers in China purchase cars using their UnionPay bank cards, not credit cards, and through our relationship with UnionPay we can undertake due diligence on the car purchasers, the results of such due diligence helping us to analyze the volume and credit worthiness of the car dealers to whom we are making loans.

Since the beginning of 2017, we have been focusing our microfinancing business customer basis on car dealerships pre-screened by UnionPay Liaoning based on historical sales volume generated through bank card transactions using UnionPay’s system. Once a car dealership submits a loan application to us, along with a recommendation letter provided by UnionPay Liaoning, Arki Network’s loan servicing team conducts additional due diligence on the quality of the borrowers. The loan servicing team first makes sure that the business is duly incorporated and in good standing with the State Administration for Industry and Commerce. The servicing team will then check the business’s credit history based on public records provided by the National Enterprise Credit Information Publicity System. The servicing team will also check business’s history with local tax authority to ensure that it does not have any outstanding tax liability. Lastly, the servicing team will conduct phone or in-person interview with the applicant to verify all necessary information. In certain instance, the servicing team may conduct an arbitrary on-site visit to the business to assess the validity of the business. Upon completion of the background check by Arki Network’s servicing team, Arki Capital provides short-term loans in the form of original issue discount loans (“OID Loans”) to qualified borrowers with pre-set interest rate, terms and conditions.

Generally, the loan is made less upfront fees and payment of interest, and therefore we deem these loans original discount loans. While Arki E-Commerce collects the interest generated through these loans, Arki Network generates revenue through the service fee, typically 3%, due upon issuance of the OID Loans. As described above, Arki Network will then pay 0.5% of the service fee to UnionPay Liaoning. We typically charge interest at the rate of 1% per month for small loans and 2% per month for larger loans. With the exception of three companies for which we granted loans in the principal amount of RMB 1,000,000, through the middle of 2018 we generally provided loans to businesses with annual revenue of at least RMB 2,000,000 (approximately US$285,714) with the following terms in order to lower default risk by the borrowers:

●	Principal loan amount: RMB 300,000

●	Term: 3-6 months

●	Security interest is not required

●	Interest: 1% per month (in the form of original issue discount)

●	Principal amount to be paid in equal monthly tranches with the first payment due at the end of the 1st month

We granted the three larger loans outside of our general practice due our interest in diversifying our loan portfolio and testing out markets’ demand for such products. We did not receive any bad debt in the last fiscal year. We did not initiate new loans in the first quarter of 2019. Beginning in July 2018 and during the current fiscal year, we have focused our lending business on larger loans, typically in the principal amount between RMB 1,000,000 and RMB 2,000,000. The terms of these larger loans are substantially the same as for our smaller loan business, except that we charge interest at the rate of 2% per month.

Since the beginning of 2017, we have been focusing our microfinancing business customer basis on car dealerships. During 2018, we have provided 47 direct loans to car dealerships, totaling RMB98,300,000 (approximately $14,500,000), and we received full payment on all loans at maturity. We did not initiate new loans to car dealerships in the first quarter of 2019.

All the loans provided by us in 2018 have a term of three (3) months with an interest rate of either 1% or 2% per month, and the amount of the loans vary from RMB300,000 (approximately $43,801) to RMB4,000,000 (approximately $597,000). Once a loan application is approved by Arki Network, Arki Capital provides funding for the loan to Arki Network, which in turn transfers the funding, net of its service fee, to UnionPay Liaoning, which will wire the loan funds after deducting its service fee to borrower’s bank account stored in its system, which is the same account borrower uses for receivables from its bank card transactions with UnionPay Liaoning. Once payments are due from the borrower, the borrower will send each tranche of repayment directly to Arki Network through UnionPay’s payment processing system and Arki Network will transfer the repayment back to Arki Capital. Neither UnionPay nor Arki Network charges any service fee to process the repayments.

Because there are a growing number of car dealerships throughout China, we believe that our microfinancing model offers substantial market potential and intend to devote additional resources to apply the business model in other regions throughout China.

Investment Opportunity Marketing

Arki Network, through its 51%-owned subsidiary, Arki Capital, engages in the business of marketing investment opportunities. In essence, this business has provided a source of funds used to make loans to the microfinancing businesses. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English, and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other debt and equity investment opportunities to help investors obtain a return on their investment. Among the potential investment opportunities for this business are the car dealerships loans that are made through Arki Network. Still at its development stage, Bangnitou is seeking to offer a number of financial products that aim to generate annual return ranging from 8-12%.  Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. For the three months ended March 31, 2019, Arki Capital received funds of RMB 4,650,000 (approximately $688,900), which were presented as cash as an asset and loan payable as a liability on our consolidated balance sheet. The funds carry terms between 6 months and 2 years, without interest. Upon the redemption date, the investors may demand back the funding or stay on as a limited partner. Since the beginning of 2018, we have been focusing on providing loans to car dealerships and Arki Capital is generating revenues from the borrowers’ interest payments.

Our subsidiaries in the PRC (primarily, Arki Capital) obtain loans from lenders/investors through the Bangnitou platform. Arki Capital receives the loan funds and allows investors two options regarding repayment. In alternative A, investors may elect to receive a return of principal together with the interest at the end of the investment period (other than the prepaid interest amount). No other interest is paid during the loan period. In alternative B, the investors may elect to receive repayment through shares of our common stock at a pre-determined conversion rate. Interest, other than prepaid interest, is payable at the end of the loan term, either in cash or in additional shares of our common stock. Any shares of our common stock that may be issued as part of this business line are shares previously obtained by Arki Capital from a third-party non-affiliate shareholder. This business is not conducted in the United States. We expect Arki Capital to derive substantially all of its revenues from the returns generated by the performance of the underlying investment products. It would keep all returns in excess of the return that is marketed to the retail investors for the product.

Recent Development

On March 21 2019, the Company incorporated Arki (Guangzhou) Investment Consulting Co., Ltd. (Aiki Guangzhou) with a registered capital of RMB 200,000. Arki (Guangzhou) is 100% owned by Arki Capital and is engaged in providing financial management consulting services and internet information services. It extends Arki Capital’s business in Northern China to the Guangdong-Hong Kong-Macao Greater Bay Area in Southern China.

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

Significant Accounting Policies

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

	March 31, 2019	December 31, 2018
Balance sheet items, except for the equity accounts	6.7114	6.8783
Items in the statements of income and comprehensive loss and statement of cash flow	6.7499	6.6031

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

Commission income for consumer product platform, and art & antique trading platform

The Company commenced a new business line which is a platform for consumer products and art & antique trading through a website, http://buy.ccmus.com, in the third quarter of 2018. On August 21, 2018, the Company incorporated Arki Tianjin E-Commerce, a wholly-owned subsidiary of Arki Network formed under the laws of the PRC. The Company develops and operates the e-commerce business through Arki Network and Arki Tianjin E-Commerce. Sellers place their art and antiques and consumer products on our platforms for sale. A variety of consumer products are placed on the platform, including food and health products, beauty and skin care products, household products, sporting goods, jewelry and office supplies. Consumers make purchase directly through the platform and we refer to them as “members”. The Company does not own the products that are sold on our platform, instead, we act as an intermediary between sellers and buyers for the consumer products. Additionally, we also offer investment products as a package for our members to purchase. The investment product is RMB10,000, and includes 4000 points (worth RMB4000 that members can buy items on our platform and 200 shares of common stock of the Company that are owned and controlled by Arki Capital. These shares were formerly issued to a shareholder of the Company who also was indebted to Arki Capital. The shareholder could not repay the debt and Arki Capital obtained ownership and control of 750,000 shares of the Company which were owned at that time by the defaulting shareholder. The Company is re-evaluating this product to comply with potential applicable various regulatory issues and its efficacy in generating revenue and may make changes. Arki Tianjin E-commerce receives 30% of the RMB 10,000 as commission income on sales of this investment product. Arki Tianin E-commerce receives 25% of the selling price as service fees when consumer products are purchased or points are exchanged for products on the platform. For the three months ended March 31, 2019, commission income in Arki Tianjin E-commerce was $165,624. During the quarter ended March 31, 2019, we did not generate any income from art & antique trading on the platform. The Company is constantly monitoring and developing the operations and offerings on the platform and may make changes thereto.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of March 31, 2019 and December 31, 2018 the Company had no cash equivalents.

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

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements filed with this Quarterly Report, and we incorporate such discussion by reference.

Results of Operations - Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended March 31,
	2019	2018
REVENUE	(Unaudited)	(Unaudited)
Interest income on loans-related parties	$-	$2,516
Commission income-related parties	165,624	-
Total revenue	$165,624	$2,516

COST OF REVENUE	-	-

GROSS PROFIT	165,624	2,516

General and administrative expenses	(248,686)	(405,911)
LOSS FROM OPERATIONS	$(83,062)	$(403,395)

Interest income	533	24,648
Interest expense to third parties	(196,982)	(191,512)
Interest expense to related parties	(328,996)	(308,870)
Other expense	(104)	(197)
Provision for loan losses	3,407	-
Total other expenses	$(522,142)	$(475,931)

Loss before income taxes	$(605,204)	$(879,326)
Income tax expense	(5,269)	-
Net losses	$(610,473)	$(879,326)
Less: Net loss attributable to the non-controlling interest	(269,000)	(255,874)
Net losses attributable to the Company	$(341,473)	$(623,452)

Results of Operations - Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

For the three months ended March 31, 2019, we had revenue of $165,624, a $163,108 increase compared with the revenue of $2,516 for the three months ended March 31, 2018. The revenue of $165,624 for the three months ended March 31, 2019 is the service fee income earned by Arki Tianjin E-Commerce for the investment products sold on our online e-commerce platform. Arki Tianjin E-Commerce receives 30% commission income for the product sold on its platform. The $2,516 revenue for the three months ended March 31, 2018 was interest income on loans earned by Arki Capital.

We did not generate income from our art & antique trading platform for the three months ended March 31, 2019.

We did not generate interest income or service fee income from the lending business for the three months ended March 31, 2019 from our lending business with China UnionPay during the quarter ended March 31, 2019.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 and 2018 were $0 and $0.

Gross Profit

Gross profit was $165,624 for the three months ended March 31, 2019, compared to gross profit of $2,516 for the three months ended March 31, 2018, an increase of $163,108, as discussed in the Revenue section.

Operating expenses.

Operating expenses for the three months ended	March 31, 2019	March 31, 2018
Selling Expenses	$-	$-
General and Administrative	248,686	405,911
Total	$248,686	$405,911

Operating expenses totaled $248,686 for the three months ended March 31, 2019, compared to $405,911 for the three months ended March 31, 2018, a decrease of $157,225 or 39%. The decrease is mainly attributed to lower professional fees and other related expenses we paid during the three months ended March 31, 2019 compared to the payments we made for the three months ended March 31, 2018. Operating expenses consist of general and administrative expenses we incur in operating our business, including salaries, office expenses, utilities, business travel, depreciation expenses, and public company expenses (including legal, accounting expenses and investor relations expenses, etc.).

Other income (expenses).

Other income (expenses) was $(522,142) for the three months ended March 31, 2019, a net increase of $46,211, or 10%, compared to $(475,931) for the three months ended March 31, 2018. The net increase is caused partially by the interest expense increase of $25,596 from $500,382 for the three months ended March 31, 2018 to $525,978 for the three months ended March 31, 2019, and partially attributable to the $24,115 decrease of interest income earned for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Provision for loan losses

Provision for loan losses is $3,407 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018. We accrued 1% of total loan receivable as provision for loan losses.

Losses before income tax provision

As a result of the factors described above, we incurred a loss before income tax provision of $605,204 for the quarter ended March 31, 2019 as compared to $879,326 for the three months ended March 31, 2018, a net decrease of $274,122.

Provision for income tax

The provision for income tax is $5,269 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018. The income tax of $5,269 for the three months ended March 31, 2019 was from Arki Tianjin E-Commerce because of the gain generated by the company. There was no gain, and therefore no corresponding income tax, for the three months ended March 31, 2018.

Net loss

Net loss for the three months ended March 31, 2019 was $610,473, compared to the net loss of $879,326 for the three months ended March 31, 2018, a decrease of loss of $268,853. The decrease of net loss is mainly due to the reduction of operating expenses and the increase of revenue.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the three months ended March 31, 2019 was $394,208, compared to translation gain of $136,946 for the three months ended March 31, 2019, an decrease of foreign currency translation gain of $531,154. The decrease in foreign currency translation gain is caused by the fluctuation of RMB versus US $ for the two comparison periods.

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

For the three months ended March 31, 2019 and 2018, there were no shares issued or retired.

As of March 31, 2019 and December 31, 2018, cash and cash equivalents were $870,273 and $501,350, respectively.

The following table sets forth information about our net cash flow for the three months ended March 31, 2019 and 2018:

Cash Flows Data:

	For three months ended March 31,
	2019	2018
Net cash flows used in operating activities	$(74,147)	$(314,581)
Net cash flows provided by investing activities	340,747	-
Net cash flows (used in) provided by financing activities	(481,490)	651,719

Net cash flow used in operating activities was $74,147 for the three months ended March 31, 2019, compared to $314,581 used in operating activities for the three months ended March 31, 2018, a decrease in cash used of $240,434 or 76%. The decrease in net cash flow used in operating activities was mainly due to the increase in cash flow brought by changes in accrued expenses and amounts due from related parties, net of the increase in interest payable and received in advance from customers for the three months ended March 31, 2018.

Net cash flow brought by investing activities was $340,747 for the three months ended March 31, 2019, compared to $0 provided by investing activities for the three months ended March 31, 2018, an increase of $340,747. The increase in cash flow provided by investing activities was brought by the less repayment of loan from customers of $340,747.

Net cash flow used in financing activities was $481,490 for the three months ended March 31, 2019, compared to cash provided of $651,719 for the three months ended March 31, 2018, a net decrease of cash provided of $1,133,209. The decrease is mainly caused by the increase in repayment of loans payable of $1,093,952, less the proceeds from loan payables of $39,257.

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

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of March 31, 2019 and December 31, 2018, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of March 31, 2019 and December 31, 2018, no bank balances with banks in U.S. exceeded the insured amount. As of March 31, 2019 and December 31, 2018, bank balances with banks in the PRC amounted to $846,272 and $489,358, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

Arki E-Commerce generally provides loans in the amount of RMB 300,000. However, under limited circumstances with the long-term qualified borrowers, Arki E-Commerce, based on its business needs at the time, provided clients with higher loan amount.

We had no bad debt from the loans since we started the micro-financing business in 2016. For conservative purposes, we maintain a bad debt reserve of 1% for any amounts that are past due. No single borrower has a loan balance over 10% of the total loan outstanding as of March 31, 2019 and December 31, 2018.

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

We operate our business in China in an office located on a premise leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the lessee of an office located at Gaobeidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network has agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

Other Receivables

Other receivables were $37,599 as of March 31, 2019, comparing to $35,544 as of December 31, 2018. Other receivables consist of:

a)	$16,047 and $13,483 as of March 31, 2019 and December 31, 2018, respectively, are incurred in Arki Network. It represents amount paid by Arki Network for other parties. Arki Network received all amounts subsequently after the end of the periods.

b)	$2,893 and $2,823 as of March 31, 2019 and December 31, 2018, respectively, were paid by Arki Capital for other parties.

c)	$16,281 and $15,886 as of March 31, 2019 and December 31, 2018, respectively, were paid by American Pine for other parties.

d)	$0 and $2,400 as of March 31, 2019 and December 31, 2018, respectively, were a refundable deposit for the rent of Consumer Capital Group Inc. in the U.S. This amount was treated as the late rent payment when the Company moved out of its former office at the end of 2018.

e)	$1,480 and $193 as of March 31, 2019 and December 31, 2018, respectively, were paid by Arki E-commerce for other parties.

f)	$898 and $759 as of March 31, 2019 and December 31, 2018, respectively, which belongs to Arki Tianjin E-commerce.

Prepaid Expenses

Prepaid expenses were $560,103 and $508,499 as of March 31, 2019 and December 31, 2018, respectively. The prepaid expenses of $560,103 as of March 31, 2019 consists of three parts: 1)$435,039 of Arki Capital’s security deposit, 2) $95,264 was prepaid expense incurred in Arki Network mainly is the yearly rent paid at the beginning of the year, and 3) $29,800 were incurred in Arki E-Commerce. The prepaid expenses of $508,499 as of December 31, 2018 consists of 1) $54,064 prepaid expense in Arki Network, 2) a security deposit of $453,235, and 3) $1,200 prepaid rent of Consumer Capital Group, Inc.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses describe below.

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management identified the following material weaknesses in the Company’s internal control over financial reporting environment:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the deficiencies identified in our internal controls and make changes that our management deems necessary.

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

Item 1A. Risk Factors.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing it. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than the risks described elsewhere in this Quarterly Report, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as described under the caption “Revenue Recognition - Commission income for consumer product platform, and art & antique trading platform” in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part I of this Quarterly Report on Form 10-Q, there were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019 that were not otherwise reported in previous filings with the SEC. During the quarter ended March 31, 2019, we sold, through our affiliated entity, Arki Capital, an aggregate of 72,400 shares of our common stock to members of our e-commerce platform. The sales of these shares transpired solely in China and were believed by management to be exempt from the registration requirements of Securities Act of 1933, as amended. However, if these transactions were not properly executed pursuant to available exemptions under the Securities Act of 1933 or exemptions promulgated thereunder, the Company may be required to offer rescission rights to purchasers of such shares. The Company is re-evaluating these transactions in order to ensure compliance with applicable regulations and if necessary, will modify the structure of these transactions accordingly.

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

CONSUMER CAPITAL GROUP, INC.

Dated: May 20, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: May 20, 2019	By:	/s/ Crystal L. Chen
Crystal L. Chen
Chief Financial Officer