Form 10-Q
period 2019-06-30
Consumer Capital Group, Inc.
filed 2019-08-14
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2019, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449,261	$501,350
Prepayments and deposits (Note 4)	525,156	508,499
Other receivables (Note 6)	256,942	35,544
Due from related parties (Note 13)	421,410	-
Loans receivable – third parties, net (Note 5)	-	331,039

Total current assets	$1,652,769	$1,376,432

Non-current assets:
Property and equipment, net (Note 7)	$62,155	$74,080
Right-of-use assets (Note 8)	342,408	-

Total non-current assets	$404,563	$74,080

TOTAL ASSETS	$2,057,332	$1,450,512

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	June 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 9	$2,729,518	$1,994,667
Loans payable to related parties, current portion (Note 9)	3,648,583	2,869,881
Accrued interest payable	2,724,501	2,099,427
Accrued fee payable	171,082	-
Other payable	90,167	86,204
Payable to shareholder (Note 10)	109,009	117,767
Due to related parties (Note 13)	154,584	183,955
Deferred tax liabilities (Note 12)	79,378	79,232
Lease liabilities, current (Note 8)	154,083	-
Total current liabilities	$9,860,905	$7,431,133

Non-current liabilities:
Loans payable to third parties, non-current (Note 9)	$152,935	$203,538
Loans payable to related parties, non-current (Note 9)	509,782	1,017,688
Lease liabilities, non-current (Note 8)	197,355	-
Total non-current liabilities	$860,072	$1,221,226

Total Liabilities	10,720,977	8,652,359

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 27,208,849 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.	$2,721	$2,721
Common stock subscribed (44,000 shares)	4	-
Additional paid-in capital	8,259,435	8,021,677
Accumulated deficit	(13,192,255)	(12,247,478)
Accumulated other comprehensive loss	(268,503)	(138,453)

Stockholders’ deficit before non-controlling interests	$(5,198,598)	$(4,361,533)

Non-controlling interests	(3,465,047)	(2,840,314)

Total stockholders’ deficit	$(8,663,645)	$(7,201,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,057,332	$1,450,512

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$-	$27,438	$-	$27,438
Interest income on loans-related parties	-	131,446	-	133,962
Service fee income on loans-third parties	-	13,719	-	13,719
Service fee income on loans-related parties	-	66,981	-	66,981
Commission income – third parties	-	-	-	-
Commission income – related parties	23,190	-	188,814	-
Total revenue	$23,190	$239,584	$188,814	$242,100

Cost of revenue	-	(53,800)	-	(53,800)
Gross profit	$23,190	$185,784	$188,814	$188,300

Operating expenses:
General and administrative	(370,941)	(211,610)	(619,627)	(617,521)
Total operating expenses	$(370,941)	$(211,610)	$(619,627)	$(617,521)

Loss from operations	$(347,751)	$(25,826)	$(430,813)	$(429,221)

Other income (expenses):
Interest income	$1,271	$893	$1,804	$25,541
Interest expense to third parties	(244,514)	(55,247)	(441,496)	(246,759)
Interest expense to related parties	(361,514)	(162,582)	(690,510)	(471,452)
Other income	-	37	-	-
Other expense	(80)	(69)	(184)	(229)
(Provision for)/ Reversal of provision for loan loss	(17)	-	3,390	-
Total other income (expenses)	$(604,854)	$(216,968)	$(1,126,996)	$(692,899)

Loss before provision for income taxes	$(952,605)	$(242,794)	$(1,557,809)	$(1,122,120)

Provision for income taxes	28	-	(5,241)	-
Loss from operations	$(952,577)	$(242,794)	$(1,563,050)	$(1,122,120)
Less: Net loss attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Net loss attributable to the Company’s shareholders	$(596,844)	$(214,032)	$(938,317)	$(837,484)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Comprehensive Loss:
Net Loss	(952,577)	(242,794)	(1,563,050)	(1,122,120)

Foreign currency translation adjustment	524,258	(237,982)	130,050	(101,036)

Comprehensive loss	(428,319)	(480,776)	(1,433,000)	(1,223,156)

Less: comprehensive income (loss) attributable to non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Comprehensive loss attributable to the Company	(72,586)	(452,014)	$(808,267)	$(938,520)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,187,091	27,208,849	30,026,529

Loss per share – Basic and Diluted
NET LOSS PER SHARE
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	(0.02)	(0.01)	$(0.03)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.02)	(0.01)	$(0.03)	$(0.03)
-Diluted	(0.02)	(0.01)	$(0.03)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2018	27,208,849	$2,721	-	-	$8,021,677	$(12,247,478)	$(138,453)	$(4,361,533)	$(2,840,314)	$(7,201,847)
Net Loss	-	-	-	-	-	(341,473)	-	(341,473)	(269,000)	(610,473)
Foreign currency Translation adjustment	-	-	-	-	-	-	394,208	394,208	-	394,208)
Balance at March 31, 2019	27,208,849	$2,721	-	-	$8,021,677	$(12,588,951)	$255,755	$(4,308,798)	$(3,109,314)	$(7,418,112)
Impact of Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	(6,460)	-	(6,460)	-	(6,460)
Stock subscription	-	-	44,000	4	237,758	-	-	237,762	-	237,762
Net Loss	-	-	-	-	-	(596,844)	-	(596,844)	(355,733)	(952,577)
Foreign currency Translation adjustment	-	-	-	-	-	-	(524,258)	(524,258)	-	(524,258)
Balance at June 30, 2019	27,208,849	$2,721	44,000	4	$8,259,435	$(13,192,255)	$(268,503)	$(5,198,598)	$(3,465,047)	$(8,663,645)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2017	32,208,849	$3,221	-	-	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
Net Loss	-	-	-	-	-	(623,452)	-	(623,452)	(255,874)	(879,326)
Foreign currency Translation adjustment	-	-	-	-	-	-	(136,946)	(136,946)	(3,394)	(140,340)
Balance at March 31, 2018	32,208,849	$3,221	-	-	$8,021,677	$(10,887,601)	$(201,412)	$(3,064,115)	$(1,519,944)	$(4,584,059)
Cancellation of shares	(5,000,000)	$(500)	-	-	-	-	-	$(500)	-	$(500)
Net Loss	-	-	-	-	-	$(214,032)	-	(214,032)	$(25,368)	(239,400)
Foreign currency Translation adjustment	-	-	-	-	-	-	$237,982	237,982	-	237,982
Balance at June 30, 2018	27,208,849	$2,721	-	-	$8,021,677	$(11,101,633)	$36,570	$(3,040,665)	$(1,545,312)	$(4,585,977)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,563,050)	$(1,122,120)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,061	11,013
Reversal of allowance for loan losses	(3,390)	-

Changes in operating assets and liabilities:
Increase in prepaid expenses	(15,984)	(27,490)
Increase in other receivables	(223,993)	(4,112)
Increase in right-of-use assets	(436,488)	-
Increase in accrued liabilities	3,660	4,970
Increase in taxes payable	60	7,642
Increase in fees payable	173,114	53,800
Increase in interest payable	628,582	718,211
Increase (Decrease) in due from/(to) related parties	(465,649)	(7,123)
Decrease in payable to Caesar Capital Mgmt Ltd	-	(8,758)
Increase in received in advance	-	625,825
Increase in lease liabilities	439,146	-

Cash flows (used in) provided by operating activities	(1,451,931)	251,858

Cash flows from investing activities:
Originated loans disbursement	$-	(10,571,843)
Repayment of loans from customers	338,978	471,256
Redemption of short-term investment	-	471,256
Cash flow provided by (used in) investing activities	338,978	(9,629,331)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from related party debt	$-	40.385
Proceeds from stock subscriptions	240,586	-
Withdrawal of capital	-	(500)
Proceeds from loans payable – third parties	1,087,677	$8,459,045
Proceeds from loan payable – related parties	1,149,577	2,251,033
Repayment of loans payable – third parties	(247,601)	(144,519)
Repayment of loans payable – related parties	(1,034,619)	(419,418)

Cash flows provide by financing activities	$1,195,620	$10,186,026

Effect of exchange rate changes on cash	$(134,756)	$(42,812)

Net changes in cash and cash equivalents	$(52,089)	$765,741

Cash and cash equivalents, beginning balance	$501,350	$725,774

Cash and cash equivalents, ending balance	$449,261	$1,491,515

Supplemental disclosure of cash flow information
Cash paid for interest	$338,978	$543,507

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (unaudited)

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

Effectively on June 26, 2018, one of the Company’s subsidiary, America Arki Fuxin Network Management Co. Ltd. (“America Arki”), ceased operation and cancelled its registration record in local industrial and commercial bureau in China. The disposal of America Arki did not represent a strategic shift that has a major effect on the Company’s operations and financial results. America Arki is not accounted for as a discontinued operation in the consolidated financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (unaudited)

(IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of June 30, 2019 are as follows:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The following is a summary of the Contractual Agreements of the Company’s VIE structure:

The shareholders of Arki Network, namely Mr. Jianmin Gao and Mr. Fei Gao, entered into a loan agreement with America Arki on February 3, 2011. Under this loan agreement, America Arki granted an interest-free loan of RMB 1.0 million to Mr. Jianmin Gao and Mr. Fei Gao, collectively, for their capital contributions to Arki Network, as required by the PRC. The term of the loan is for ten years from the date of execution until the date when America Arki requests repayment. America Arki may request repayment of the loan with 30 days’ advance notice. The loan is not repayable at the discretion of the shareholders and is eliminated upon consolidation. As America Arki subsequently ceased operations, the recourse right of the RMB 1.0 million has been transferred to substituted controller, Arki E-Commerce.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

America Arki and Arki Network entered into an exclusive business cooperation agreement deemed effective on November 26, 2010, under which Arki Network engaged America Arki as its exclusive provider of technical support, consulting services, maintenance and other commercial services. Arki Network shall pay to America Arki service fees determined based on the net income of Arki Network and which are eliminated in consolidation. America Arki shall exclusively own any intellectual property arising from the performance of this agreement. This agreement has a term of ten years from the effective date and can only be terminated mutually by the parties in a written agreement. During the term of the agreement, Arki Network may not enter into any agreement with third parties for the provision of identical or similar service without the prior consent of America Arki. As America Arki subsequently ceased operations, the rights are held by Arki E-Commerce.

The shareholders of Arki Network entered into a share pledge agreement with America Arki on February 3, 2011 under which the shareholders pledged all of their equity interests in Arki Network to America Arki as collateral for all of the payments due to America Arki and to secure their obligations under the above agreements. The shareholders of Arki Network may not transfer or assign the shares or the rights and obligations in the share pledge agreement or create or permit any pledges which may have an adverse effect on the rights or benefits of America Arki without America Arki’s preapproval. America Arki is entitled to transfer or assign in full or in part the shares pledged. In the event of default, America Arki, will be entitled to request immediate repayment of the loan or to dispose of the pledged equity interests through transfer or assignment. As America Arki subsequently ceased operations, the rights are held by Arki E-Commerce.

The shareholders of Arki Network entered into a power of attorney agreement with America Arki effective on November 26, 2010 under which the shareholders irrevocably appointed Arki E-Commerce and America Arki to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any or all of their respective equity interests in the entity and the appointment of the chief executive officer and other senior management members. As America Arki subsequently ceased operations the rights are held by Arki E-Commerce.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future years.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	June 30,	December 31,
	2019	2018
	(Unaudited)

Cash and cash equivalent	$296,311	$486,178
Loan receivables, net	-	331,039
Prepaid expenses	496,086	478,222
Due from inter-company	7,272,458	7,181,347
Due from related party	2,070,475	1,584,983
Other receivables	173,203	17,065
Total current assets	$10,308,533	$10,078,834

Property and equipment, net	29,661	35,529
Long-term investment	148,512	300,679
Right-of-use assets	202,862	-
Total non-current assets	$381,035	$336,208

Total assets	$10,689,568	$10,415,042

Loans payable, current portion	$6,378,101	$4,864,548
Interest payable	2,724,501	2,099,427
Fee payable	171,082	-
Accrued liabilities	30,377	48,244
Tax payable	60	-
Due to inter-company	6,882,740	7,079,406
Due to related parties	1,719,917	1,722,601
Deferred tax liability	113,943	113,734
Lease liabilities, current portion	99,613	-
Total Current liabilities	$18,120,334	$15,927,960

Loans payable, non-current portion	662,717	1,221,226
Lease liabilities, non-current portion	110,652	-
Total non-current liabilities	$773,369	$1,221,226

Total liabilities	$18,893,703	$17,149,186

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$188,814	$188,300	$23,190	$(25,573)

Net loss before provision for income taxes	$(1,463,188)	$(687,800)	$(939,793)	$(489,469)
Less: Provision for income taxes	(5,241)	-	28	-
Net losses	$(1,468,429)	$(687,800)	$(939,765)	$(489,469)

Less: Net income attributable to non-controlling interest	(624,733)	(284,636)	(355,733)	(251,597)
Net losses attributable to the Company’s shareholders	$(843,696)	$(403,164)	$(584,032)	$(237,872)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Cash flow (used in) provided by operating activities	$(1,635,646)	$697,812

Cash flow provided by (used in) investing activities	$493,513	$(10,112,461)

Cash flow provided by financing activities	$949,104	$10,155,609

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1457	0.1454

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1474	0.1573

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $524,258 and $(237,982) for the six months ended June 30, 2019 and 2018, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Commission income for art & antique trading platform

The Company started to operate its platform for art and antique trading in the third quarter of 2018. On August 21, 2018, the Company incorporated Arki (Tianjin) E-Commerce Technology Corp (“Arki Tianjin E-Commerce”), as a wholly-owned subsidiary of Arki Network under the laws of the PRC. The Company plans to develop its e-commerce business for art and antique trading through Arki Network and Arki Tianjin E-Commerce. The Company anticipates that this platform will allow sellers to place their art and antiques on this platform for sale. The Company will receive a percentage commission of the selling price as the commission income.

Cost of revenue

The cost of revenue represented the fees paid to agents for the introduction of customers.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The allowance for bad debt is based on the Company’s several factors, including past loan loss history with its borrowers, known and inherent risks in its loan receivables, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, composition of the applicable loan portfolio, current economic conditions and other relevant factors. In estimating the probable loss of the loan receivable, the Company also considers qualitative factors such as current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, peer comparisons, and other pertinent factors such as regulatory guidance.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant revision as more information becomes available.

Management also is cognizant of accounting literature including FASB accounting standards (specifically ASC 310-10 and related pronouncements) regarding loan losses and reserves and discusses such policies with its outside auditors in establishing loss reserves.

To date, the Company has had a limited loan portfolio in terms of exposure as to loan amounts, type of borrowers, location of borrowers and the industry of the borrowers.  It has not experienced any uncollected amounts or loan losses to date and does not believe that its borrowers have experienced any deteriorated credit quality to date.  Further, through the UnionPay arrangement,  the Company is able to control its exposure to potential borrowers who may have lesser credit worthiness and the UnionPay system, which is common in China, further ensures likelihood of repayment by borrowers because borrowers utilize UnionPay as their banking system and we are able to collect loan principal through the borrower’s accounts.   As stated elsewhere in this Report and the Company’s other Exchange Act filings, UnionPay also conducts due diligence on participants in its system.   As a result of the foregoing factors, management believes that a 1% reserve is warranted and appropriate.

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

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 4% - 54% per annum with a term lasting from one to two years.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. As of June 30, 2019 and December 31, 2018, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2019 and December 31, 2018, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2018 and 2017 and 2016 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $1,563,050 for the six months ended June 30, 2019 and an accumulated deficit of $13,192,255 as of June 30, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from its controlling shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Prepaid expenses consisted of prepaid rent for our office in China, security deposit for Wancangnet, prepaid consulting fees and other prepaid expenses incurred in Arki Network and Arki E-Commerce as of June 30, 2019 and December 31, 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

5.	LOANS RECEIVABLE, NET

The monthly interest rates on loans issued were at 2% and range from 8% to 30% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, loans receivable were $0 and $331,039, net of provision for loan losses of $0, and $3,344, respectively; all the loans receivable are from related parties.

Loans receivable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)

Loans receivable - third parties	$-	$-
Loans receivable - related parties	-	334.383
Total loans receivable	$-	$334.383
Allowance for loan losses	-	(3,344)

Loans receivable, net	$-	$331,039

The following table represents the aging of loan receivables as of June 30, 2019 and December 31, 2018:

June 30, 3019	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$-	$-	$-	$-

December 31, 2018	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$334,383	$334,383	$-	$334,383

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

5.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the six months ended June 30, 2019 and 2018, the reversal and the provision of allowance for loan losses were and $0 and $3,344, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of June 30, 2019 and December 31, 2018.

6.	OTHER RECEIVABLES

Other receivables consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)

Advances to unrelated third-parties	$29,791	$33,144
Deposit paid	227,151	-
Other deposits	-	2,400

Total	$256,942	$35,544

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
	(Unaudited)

Leasehold improvement	$67,281	$67,187
Office equipment	25,633	25,629
Furniture & fixtures	6,627	6,615
Motor vehicles	20,710	20,710
	$120,251	$120,141
Less: accumulated depreciation	(58,096)	(46,061)
Total property & equipment, net	$62,155	$74,080

For the six months ended June 30, 2019 and 2018, depreciation expenses were $12,061 and $11,013, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

8.	RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has entered into lease agreements with various parties. The terms of operating leases are one to five years. These operating leases are included in "Right-of-use Assets" on the Company's Consolidated Balance Sheet, and represent the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Lease liabilities" on the Company's Consolidated Balance Sheet. Upon adoption of ASC Topic 842, Leases (Topic 842), based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded net right-of-use assets of $303,347 and lease liabilities of $309,731 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were $501,484 and $351,438, respectively.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)

Right-of-use assets in exchange for operating lease obligations	$501,484	$-
Less: accumulated depreciation	(159,076)	-

Right-of-use assets, net	$342,408	$-

	June 30, 2019	December 31, 2018
	(Unaudited)

Lease liabilities	$351,438	$-
Weighted-average remaining lease term	3 years	-
Weighted-average discount rate	4.75%	-

Due in 12 months ended June 30,

2020	167,450
2021	148,626
2022	55,489
Thereafter	-
371,565
Less: imputed interest	(20,127)
Total lease liabilities	$351,438

Current lease liabilities	154,083
Non-Current lease liabilities	197,355

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

9.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from one to two years with interest rates varying from 4% to 54% per annum.

Loans payable consisted of the following as of June 30, 2019 and December 31, 2018:

	Remaining	June 30,	December 31,
Interest rate	maturity	2019	2018
		(Unaudited)

4%	Within 1 year	$-	$103,223
10%	Within 1 year	18,935	-
12%	Within 1 year	158,761	202,084
13%	Within 1 year	45,152	45,069
14%	Within 1 year	-	2,908
16%	Within 1 year	903,042	-
18%	Within 1 year	1,937,172	799,610
40%-54%	Within 1 year	3,315,040	3,711,654
25%	Between 1 to 2 years	152,935	-
40%-54%	Between 1 to 2 years	509,781	1,221,226
		$7,040,818	$6,085,774

	Current portion	$6,378,102	$4,864,548
	Non-current portion	$662,717	$1,221,226

The Company has loans payable to related parties of $4,158,365 and $3,887,569, and loans payable to third parties of $2,882,453 and $2,198,205 as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded $1,132,006 and $718,211 of interest expenses, respectively.

10.	PAYABLE TO SHAREHOLDER

The amount was advanced from Caesar Capital Management Ltd. (“Caesar”), a shareholder of the Company. The outstanding amount were $109,009 and $117,767 as of June 30, 2019 and December 31, 2018, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were originally due in 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

11.	NONCONTROLLING INTEREST

As of June 30, 2019 and December 31, 2018, non-controlling interest of Arki Capital of $3,465,047 and $2,840,314, respectively, was recognized in the Company’s consolidated balance sheets, representing Arki Capital’s cumulative results of operations attributable to shareholders other than CCG Group.

For the six months ended June 30, 2019 and 2018, net losses of $624,733 and $284,636, respectively, attributable to the non-controlling interest of Arki Capital were recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Capital’s net losses attributable to shareholders other than CCG Group.

12.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21% for the six months ended June 30, 2019 and 2018.

The People’s Republic of China (PRC)

Arki (Beijing) E-commerce Technology Corp., America Pine (Beijing) Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd., America Arki (Tianjin) Capital Management Partnership and Arki (Tianjin) E-Commerce Ltd. were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the six months ended June 30, 2019 and 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

12.	INCOME TAXES (continued)

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25)%	(25)%

Effective income tax rates	-	-

Loss before income taxes consists of:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(64,426)	$(35,667)	$(45,798)	$(31,573)
PRC	(1,493,383)	(1,086,443)	(906,807)	(211,221)

Total	$(1,557,809)	$(1,122,120)	$(952,605)	$(242,794)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

12.	INCOME TAXES (continued)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Deferred tax assets:
Accrued interest payable	$21,880	$21,839
Accrual	32,606	32,546
Provision for loan losses	19,408	19,372
Total deferred tax assets	$73,894	$73,757
Less: Valuation allowance	(73,894)	(73,757)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Accrued interest receivable	$34,580	$34,516
Accrued interest payable	44,798	44,716
Net total deferred liabilities	$79,378	$79,232

As of June 30, 2019 and December 31, 2018, the Company has deferred tax asset of $0 and $0, respectively, and deferred tax liabilities of $79,378 and $79,232, respectively, resulting from certain net operating losses in the PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of June 30, 2019 and December 31, 2018, the Company does not have sufficient operations to generate taxable income in Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of June 30, 2019 and December 31, 2018, $73,894 and $73,758 valuation allowance was recorded respectively.

13.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Beijing Daogao Trade Ltd.	Legal representative is Lihua Xiao, a stockholder and management of the Company.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

13.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)
Due from related parties:
Mr. Jianmin Gao	$421,112	-
Dong Yao	298	-

	421,410	-

	June 30, 2019	December 31, 2018
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$-	$(20,327)
Mr. Fei Gao	(128,367)	(136,338)
Ms Lihua Xiao	-	(833)
Dong Yao	-	(288)
Related companies controlled by a non-controlled stockholder	(26,217)	(26,169)

	$(154,584)	$(183,955)

As of June 30, 2019 and December 31, 2018, the amounts owed to related parties are without interest and due on demand.

c)	Loans receivable form related parties

	June 30,	December 31,
	2019	2018
	(Unaudited)

Company controlled by non-controlling shareholders	$-	$334,383
Less: Allowance for loan losses	-	(3,344)
Total	$-	$331,039

Interest income derived from the above loans receivable from related parties were $0 and $133,962 for the six months ended June 30, 2019 and 2018, respectively. Service fee income derived from the above loans receivable from related parties were $0 and $66,981 for the six months ended June 30, 2019 and 2018, respectively.

d)	Loans payable to related parties

	June 30, 2019	December 31, 2018
	(Unaudited)

Non-controlling stockholders	$4,158,365	$3,230,433
Related companies of non-controlling stockholders	-	657,136

	$4,158,365	$3,887,569

Interest expenses incurred on the above loans payable to related parties were $690,510 and $471,452 for the six months ended June 30, 2019 and 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

13.	RELATED PARTY TRANSACTIONS (continued)

e)	Commission income received from related parties

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Non-controlling stockholders	$188,814	$-
Company controlled by non-controlling shareholders	-	-

	$188,814	$-

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

15.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, loans receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates.

As of June 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

15.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2019 and December 31, 2018, we had no uninsured balances with the banks in U.S. Our bank balances in the PRC were $434,182 and $489,358 as of June 30, 2019 and December 31, 2018, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

16.	SUBSEQUENT EVENT

There were no subsequent event or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2019.

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

Overview

We are primarily engaged in the businesses of lending and strive to become a one-stop provider of business lending service for micro, small-to-medium sized enterprises (“SMEs”) in China. We operate our direct lending business through our subsidiary, Arki E-Commerce, and variable interest entity, or “VIE”, Arki Network and its subsidiaries. With the increased difficulty of obtaining sufficient financing through traditional channels by SMEs, we offer SMEs alternative financing means through risk-controlled private lending to meet their capital needs and develop their business. It is our belief that the growth of SMEs will become an important factor of China’s economic growth in the next decade. We believe that our expertise in streamlining the business lending process will place our company in a unique position in the marketplace.

Business Lending

Currently, we engage in business lending business through our VIE, Arki Network, and its subsidiary, Arki Capital to provide direct loans to SMEs, primarily car dealerships based in Liaoning Province. Our relationship with Arki Network is governed by a series of contractual relationships among Arki Network, the shareholders of Arki Network, and two of our subsidiaries, Arki E-Commerce and America Arki. However, effective in June 2018, America Arki ceased operations and cancelled its registration records. The cessation of America Arki’s operations does not represent a strategic shift with a material effect to our operations and financial results and America Arki is not accounted for discontinued operation in the consolidated financial statements. Subsequent to the cessation of America Arki’s operations, our relationship with Arki Network continues to be governed by the ongoing contractual arrangements with Arki E-Commerce. Prior to focusing our targeted customers base on car dealerships, we provided loans to small and medium sized enterprises and sole proprietors. We do not lend to individuals. Through Arki Network’s collaboration with China UnionPay Merchant Service (Liaoning) Co. Ltd (“UnionPay Liaoning”), Arki Capital provides private loans to borrowers and receives interest income of 3% per month for the term of the loan (usually three months). Arki Network and UnionPay Liaoning act as intermediaries to facilitate loan transactions for an additional service fee of 2.5% to Arki Network and 0.5% to Unionpay. Arki Network charges a service fee of 3% per loan term (usually 3 months) of the loan proceeds, of which 0.5% is paid to UnionPay Liaoning. Our practice of business lending has been limited to certain businesses which are pre-screened and recommended by UnionPay Liaoning based on historical sales volume generated through debit card transactions using UnionPay’s system. We believe that UnionPay Liaoning is incentivized to recommend as many borrowers to us as possible as the potential for additional service fees is a source of revenue for their operations. We have a contractual arrangement with UnionPay to provide us with such information and related due diligence information on car dealers and their customers.

Since the beginning of 2017, we have been focusing our business lending business on car dealerships referred by Unionpay Liaoning. During 2018, we provided 47 direct loans to car dealerships, totaling RMB98,300,000 (approximately $14,500,000), and we received full payment on all loans at maturity. However, we have not initiated new loans to car dealerships during fiscal 2019.

Investment Opportunity Marketing

Arki Network through its 51%-owned subsidiary, Arki Capital, engages in the business of marketing investment opportunities. In practice, this business has provided a source of funds used to make loans for our lending business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other debt and equity investment opportunities to help investors obtain a return on their investment. Among the potential investment opportunities for this business are the car dealerships loans that are made through Arki Network. This business does not operate in the United States. Still in its development stage, Bangnitou intends to commercialize a number of financial products that aim to generate annual returns ranging from 8-12%. Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. For the six months ended June 30, 2019, Arki Capital received funds of RMB 14,130,000 (approximately $2,054,000), which were presented as cash as an asset and loan payable as a liability on our consolidated balance sheet. The funds carry terms between 6 months and 2 years, without interest charged during the period. Upon the redemption date, the investors may demand back the funding with interest or stay on as a limited partner. Since the beginning of 2018, we have been focusing on providing loans to car dealerships and Arki Capital is generating revenues from the borrowers’ interest payments.

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

Recent Development

On March 21 2019, the Company incorporated Arki Investment Consulting Ltd. (Arki Guangzhou) with a registered capital of RMB 200,000. Arki Investment Consulting Ltd is 100% owned by Arki Capital and is engaged in providing financial management consulting services and internet information services.

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

	June 30, 2019	December 31, 2018
Balance sheet items, except for the equity accounts	6.8657	6.8783
Items in the statements of income and comprehensive loss and statement of cash flow	6.7851	6.6031

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

Commission income for art & antique trading platform

The Company started to operate the platform for art and antique trading in the third quarter of 2018. On August 21, 2018, the Company incorporated Arki Tianjin E-Commerce, as a wholly-owned subsidiary of Arki Network under the laws of the PRC. The Company plans to develop the e-commerce business for art and antique through Arki Network and Arki Tianjin E-Commerce. Sellers will place their art and antiques on our platform for sale. The Company will receive commission income as a percentage of the selling price. The Company is constantly monitoring and developing the operations and offerings on the platform and may make changes thereto.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of June 30, 2019 and December 31, 2018 the Company had no cash equivalents.

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

Results of Operations - Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
REVENUE
Interest income on loans-third parties	$-	$27,438	$-	$27,438
Interest income on loans-related parties	-	131,446	-	133,962
Service fee income on loans-third parties	-	13,719	-	13,719
Service fee income on loans-related parties	-	66,981	-	66,981
Commission income – third parties	-	-	-	-
Commission income – related parties	23,190	-	188,814	-
	23,190	239,584	188,814	242,100

COST OF REVENUE	-	(53,800)	-	(53,800)

GROSS PROFIT	23,190	185,784	188,814	188,300

General and administrative expenses	(370,941)	(211,610)	(619,627)	(617,521)

LOSS FROM OPERATIONS	(347,751)	(25,826)	(430,813)	(429,221)

Interest income	1,271	893	1,804	25,541
Interest expense to third parties	(244,514)	(55,247)	(441,496)	(246,759)
Interest expense to related parties	(361,514)	(165,582)	(690,510)	(471,452)
Other income	-	37	-	-
Other expense	(80)	(69)	(184)	(229)
Reversal of provision for loan losses	(17)	-	3,390	-
Total other income (expenses)	(604,854)	(216,968)	(1,126,996)	(692,899)

Loss before income taxes	(952,605)	(242,794)	(1,557,809)	(1,122,120)

Income tax expense	28	-	(5,241)	-

Net Loss	(952,577)	(242,794)	(1,563,050)	(1,122,120)
Less: Net loss attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Net loss attributable to the Company	$(596,844)	$(214,032)	$(938,317)	$(837,484)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Comprehensive income
Net income/(loss)	$(952,577)	$(242,794)	$(1,563,050)	$(1,122,120)
Foreign currency translation adjustment	524,258	(237,982)	130,050	(101,036)
Comprehensive income (loss)	(428,319)	(480,776)	(1,433,000)	(1,223,156)
Less: Comprehensive income/(loss) attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)

Comprehensive income(loss) attributable to the Company	$(72,586)	$(452,014)	$(808,267)	$(938,520)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,187,091	27,208,849	30,026,529

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Results of Operations - Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

For the three months ended June 30, 2019, we generated revenues of $23,190, a $216,394 decrease compared with the revenue of $239,584 for the three months ended June 30, 2018. The revenues generated for the three months ended June 30, 2019 was commission income earned by Arki Tianjin E-Commerce for the financial products sold on our online platform. Arki Tianjin E-Commerce received a 30% service fee for the product sold on its platform. The revenues for the three months ended June 30, 2018 was interest income from loans earned by Arki Capital and the service fee income Arki Network earned to facilitate the loans.

We did not generate interest income or service fee income from the lending business for the three months ended June 30, 2019 from our lending business.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 and 2018 were $0 and $53,800. There were no costs related to the commission income of $23,190 for the three months ended June 30, 2019, and our costs of sales for the 2018 quarter were incurred related to the interest and service fee income for the three months ended June 30, 2018.

Gross Profit

Gross profit was $23,190 for the three months ended June 30, 2019, a decrease of $162,594 compared to gross profit of $185,784 for the three months ended June 30, 2018. The reason for the decrease was due to the absence of loans income generated from the Company’s lending business during the three months ended June 30, 2019.

Operating expenses.

Operating expenses for the three months ended	June 30, 2019	June 30, 2018
Selling Expenses	$-	$-
General and Administrative	370,941	211,610
Total	$370,941	$211,610

Operating expenses totaled $370,941 for the three months ended June 30, 2019, compared to $211,610 for the three months ended June 30, 2018, an increase of $159,331 or 75%. The increase is attributed partly to a new office we opened in Guangzhou and therefore more business activities at the beginning of the operation, and partly to the professional fees and other related expenses we paid for public company expenses including legal and accounting, consulting fees and other maintenance fees for the three months ended June 30, 2019 compared to the payment we made for the three months ended June 30, 2018. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.). The following table details general and administrative expenses we incurred for the three months ended June 30, 2019 and 2018.

General and Administrative expenses for the three months ended	June 30, 2019	June 30, 2018
Consultings and investor relations	$100,388	$52,285
Legal, audit fees and professional services	79,354	50,730
Salaries	35,610	32,346
Rent	31,467	16,119
Office expenses	32,396	21,626
Travel	43,088	7,337
Depreciation	2,898	7,791
Advertising & promotion	24,011	7,852
Meal and entertainment	5,987	2,905
Insurance	4,709	2,898
Bank charges	1,661	863
Miscellaneous	9,372	8,858

Total	$370,941	211,610

Losses from operations.

As a result of the factors described above, operating loss was $347,751 for the three months ended June 30, 2019, an increase of $321,925 compared to $25,826 for the quarter ended June 30, 2018.

Other income (expenses).

Other income (expenses) was $604,854 for the three months ended June 30, 2019, an increase of $387,886 or 179%, compared to $216,968 for the three months ended June 30, 2018. The increase in other expenses is caused mainly by an increase in interest expense of $388,199, from $217,829 for the three months ended June 30, 2018 to $606,028 for the three months ended June 30, 2019.

Provision for loan losses

Provision for loan losses is $17 for the three months ended June 30, 2019, compared to $0 for the three months ended June 30, 2018. We accrual 1% of total loan receivable as provision for loan losses.

Provision for income tax

The provision for income tax is $28 for the three months ended June 30, 2019, compared to $0 for the three months ended June 30, 2018. The income tax provision for the three months ended June 30, 2019 was from Arki Tianjin E-Commerce due to the gain from its operations for the 2019 quarter.

Net loss

Net loss for the three months ended June 30, 2019 was $952,577, an increase of $709,783 compared to a net loss of $242,794 for the three months ended June 30, 2018. The increase in net loss is mainly due to the reduction of revenues, increase of operating expenses and increase of interest expenses.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation gain for the three months ended June 30, 2019 was $524,258, compared to translation loss of $237,982 for the three months ended June 30, 2018, a net increase of foreign currency translation gain of $762,240. The increase in foreign currency translation gain is caused by the fluctuation of RMB versus US $ for the two comparison periods.

Result of Operations - Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

For the six months ended June 30, 2019, we generated revenue of $188,814, compared to revenue of $242,100 for the six months ended June 30, 2018, a decrease of $53,286 or 22%. The decrease in revenue was mainly attributable to absence of loan interest income and loan initiation fees generated from our business lending business and the initiation of the online platform.

Revenue for the six months ended	June 30, 2019	June 30, 2018
Arki Tianjin E-commerce:
Commission Income	$188,814	$-
Arki Network:
Interest Income	-	161,400
Service Fee Income	-	80,700
Total	$188,814	$242,100

Cost of Revenue.

Cost of revenue was $0 and $53,800 for the six months ended June 30, 2019 and 2018, respectively. There were no costs for the commission income we earned on the online platform for the six months ended June 30, 2019, while the cost of revenue incurred for the 2018 period was the service fee we paid for the loans generated from our business lending business for the six months ended June 30, 2018.

Gross Profit

As a result of our revenue and cost of revenue described above, we had gross profit of $188,814 for the six months ended June 30, 2019, a slight increase of $514 comparing to the gross profit of $188,300 for the six months ended June 30, 2018. The increase was mainly caused by the absence of loans generated from our business lending business and the commencement of the online platform for the six months ended June 30, 2019.

Selling, general and administrative expenses.

Operating expenses for the six months ended	June 30, 2019	June 30, 2018
Selling Expenses	$-	$-
General and Administrative	619,627	617,521
Total	$619,627	$617,521

General and administrative expenses were $619,627 for the six months ended June 30, 2019, a decrease of $2,106 compared to $617,521 for the six months ended June 30, 2018. General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, depreciation and amortization expenses, listing company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.).

General and Administrative expenses for the six months ended	June 30, 2019	June 30, 2018
Consultings and investor relations	$195,727	$252,927
Legal, audit fees and professional services	153,080	158,505
Salaries	31,821	43,063
Rent	98,644	77,454
Office expenses	29,268	5,790
Travel	21,796	14,908
Depreciation	12,061	11,013
Advertising & promotion	49,702	37,852
Meal and entertainment	1,873	3,911
Insurance	4,709	2,898
Bank charges	4,021	1,418
Miscellaneous	16,925	7,782

Total	$619,627	617,521

Loss from operations.

As a result of the factors described above, operating loss was $430,813 for the six months ended June 30, 2019, which was comparable to the operating loss of $429,221 for the six months ended June 30, 2018, for a decrease of $1,592 or 1%.

Other income (expenses)

Other expenses (net) were $1,126,996 for the six months ended June 30, 2019, an increase of $434,097 over other expenses of $692,899 (net) for the six month period ended June 30, 2018. We incurred $184 and $199 in other expense for the six months ended June 30, 2019 and 2018, respectively and interest income was $1,804 and $25,541 for the six months ended June 30, 2019 and 2018, respectively. An amount of $25,541 was paid by ICBC for the RMB 3,000,000 financial product we redeemed during the six months ended June 30, 2018. Interest expense was $1,132,006 and $718,211 for the six months ended June 30, 2019 and 2018 for the Bangnitou business. The increase of interest expense of $413,795 or 58% was caused by the increased investment we received in Arki Capital.

Income tax.

We had income tax expense of $5,241 and $0 for the six months ended June 30, 2019 and 2018, respectively, due to the net income we had in Arki Tianjin E-Commerce for the period ended six months ended June 30, 2019 and operating loss for the period ended June 30, 2018.

Net loss

As a result of the factors described above, our net loss was $1,563,050 and $1,122,120, respectively from continuing operations for the six months ended June 30, 2019 and 2018, an increase in loss of $440,930 or 39%.

Net loss attributable to the company.

Net loss attributable to the Company was $938,317, or $0.03 per share (basic and diluted), for the six months ended June 30, 2019, compared to a net loss of $837,484, or $0.03 per share (basic and diluted), for the six months ended June 30, 2018.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation gain for the six months ended June 30, 2019 was $130,050, compared to a translation loss of $101,036 for the six months ended June 30, 2018. The foreign currency translation gain and loss is due to the fluctuation of the exchange rate between USD and RMB.

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

For the six months ended June 30, 2019 and 2018, there were no share issued or retired.

As of June 30, 2019 and December 31, 2018, cash and cash equivalents were $449,261 and $501,350, respectively.

The following table sets forth information about our net cash flow for the six months ended June 30, 2019 and 2018:

Cash Flows Data:

	For six months ended June 30,
	2019	2018
Net cash flows (used in) provided by operating activities	$(1,451,931)	$251,858
Net cash flows provided by (used in) investing activities	338,978	(9,629,331)
Net cash flows provided by financing activities	1,195,620	10,186,026

Net cash flow used in operating activities was $1,451,931 for the six months ended June 30, 2019, compared to $251,858 provided by operating activities for the six months ended June 30, 2018, a net decrease in cash provided of $1,703,789. The net decrease in cash flow provided in operating activities was mainly due to the cash flow used in other receivables, right-of-use assets, and amounts repaid to related parties.

Net cash flow provided by investing activities was $338,978 for the six months ended June 30, 2019, compared to $9,629,331 cash used in investing activities for the six months ended June 30, 2018, a net increase of cash provided of $9,968,309. The cash flow was provided by the loans from customers of $338,978.

Net cash flow provided by financing activities was $1,195,620 for the six months ended June 30, 2019, compared to the cash provided of $10,186,026 for the six months ended June 30, 2018, a decrease of cash provided of $8,990,406. The change is due to the decrease of loan proceeds for the six months ended June 30, 2019 compared to the same period for 2018.

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

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of June 30, 2019 and December 31, 2018, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of June 30, 2019 and December 31, 2018, no bank balances with the banks in U.S. exceeded the insured amount. As of June 30, 2019 and December 31, 2018, bank balances with the Banks in the PRC amounted to $434,182 and $489,358, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

We had no bad debt from the loans since we started the business lending business in 2016. For conservative purpose, we keep a bad debt reserve of 1% for the amount that is past due. No single borrower has loan balance over 10% of the total loan outstanding as of June 30, 2019 and December 31, 2018.

Lease commitments

Our corporate headquarters are located at 1125 Route 9W S., Nyack, NY 10960. We signed a lease agreement with a related party individual to rent this property as our headquarter in New York starting from January 1, 2019 to December 31, 2012 for a monthly rent of $5000. It includes all utilities and other fees. Pursuant to the lease agreement, we pay for leasehold improvements and have the right to renew the lease agreement at the end of the lease term.

We operate our business in China in an office leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the lessee of an office located at Gaopidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

We signed a lease agreement under Arki Capital to lease an office location of 190 square meters located at 17 Zhujiang West Road, Tianhe District, Guangzhou, China. The lease term is from March 1, 2019 to February 28, 2021. It calls for a monthly rent of RMB32,310 (approximately $4,790). The initial deposit for the lease is RMB 96,930 (approximately $14,360).

Other Receivables

Other receivables were $256,942 as of June 30, 2019, comparing to $35,544 as of December 31, 2018. Other receivables consist of:

a)	$13,876 and $13,483 as of June 30, 2019 and December 31, 2018, respectively, were incurred by Arki Network. These amounts represent sums paid by Arki Network for other parties. Arki Network received all amount subsequently after the end of the periods.

b)	$84,398 and $2,823 as of June 30, 2019 and December 31, 2018, respectively, were paid by Arki Capital for other parties.

c)	$15,915 and $15,886 as of June 30, 2019 and December 31, 2018, respectively, were paid by American Pine for other parties.

d)	$0 and $2,400 as of June 30, 2019 and December 31, 2018, respectively, represent refundable deposits for the rent of Consumer Capital Group, Inc. at its former premises in the U.S. This was treated as the last rent payment when we vacated such premises at the end of 2018.

e)	$67,824 and $193 as of June 30, 2019 and December 31, 2018, respectively, were paid by Arki E-commerce for other parties.

f)	$74,929 and $759 as of June 30, 2019 and December 31, 2018, respectively, belong to Arki Tianjin E-commerce.

Prepaid Expenses

Prepaid expenses were $525,156 and $508,499 as of June 30, 2019 and December 31, 2018, respectively. The prepaid expenses as of June 30, 2019 consist of three parts: (1) $413,667 representing Arki Capital’s security deposit, (2) $82,359 represents prepaid expense incurred by Arki Network for prepaid rent at the beginning of the year, and (3) $29,130 was incurred in Arki E-Commerce. The prepaid expenses as of December 31, 2018 consisted of $54,064 of prepaid expense by Arki Network; a security deposit of $453,235, and $1,200 prepaid rent of Consumer Capital Group, Inc.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2019 due to the material weaknesses describe below.

As previously reported, our management identified the following material weaknesses in the Company’s internal control over financial reporting environment:

a)	Inadequate segregation of duties. In various accounting processes, applications and systems we did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.

b)	Inadequate policies and procedures. We did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.

c)	Inadequate personnel. We had a lack of experienced personnel with relevant financial reporting and accounting expertise and knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements.

Due to these material weaknesses, we were not able to timely file our Annual Report on Form 10-K for the year ended December 31, 2017 and also determined that we needed to file amendments to our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2017 and June 30, 2018. Additionally, in light of these material weaknesses, we perform additional analyses and other post-closing procedures to ensure that our financial statements are prepared in accordance with GAAP.

To further remediate these weaknesses, we intend to undertake the following steps: (i) hire, as needed, additional accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions; (ii) improve the documentation of corporate policies and procedures to ensure our financial statements are prepared in accordance with GAAP, including adequately describing in detail the controls necessary for each transaction cycle and the controls that are necessary to properly account and communicate transactions on a timely basis to both financial and non-financial personnel; and (iii) provide training to personnel in our accounting and reporting functions on a continuing basis to ensure the correct application of GAAP to our financial statements and adherence to the written policies and procedures. Our ability to implement these remedial measures, however, is impacted by our limited financial resources.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019 that were not otherwise disclosed in a Current Report on Form 8-K.

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

CONSUMER CAPITAL GROUP, INC.

Dated: August 14, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: August 14, 2019	By:	/s/ Crystal L. Chen
Crystal L. Chen
Chief Financial Officer