Form 10-Q/A
period 2019-03-31
Consumer Capital Group, Inc.
filed 2019-10-16
CIK 1439299

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

i

EXPLANATORY NOTE

Consumer Capital Group, Inc. (“Consumer Capital” or the “Company”), is filing this Amendment No. 1 (the “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, previously filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Form 10-Q”) to amend the following items in the Original Form 10-Q in order to revise the accounting for, and disclosure of, the effect of foreign currency transaction adjustments on the Company’s comprehensive loss: (i) the unaudited interim financial statements as of and for the fiscal quarter ended March 31, 2019 set forth in Item 1 Part 1 and (ii) the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part 1. We have also updated the signature pages, the certifications of our Chief Executive Officer and our financial statements formatted in Extensible Business Reporting Language.

The amendments to the Original Form 10-Q correct errors relating to the incorrect presentation of foreign currency translation adjustments of $394,208 and $136,946, as loss and gain on its unaudited condensed consolidated statements of comprehensive losses for the three months ended March 31, 2019 and 2018, respectively. These corrections are also set forth in the corresponding disclosures included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Amended Form 10-Q. These corrections result in an increase in the Company’s reported comprehensive gain for the three months ended March 31, 2019 and an increase in its reported comprehensive loss for the three months ended March 31, 2018.

The information in the Original Form 10-Q is amended to read in its entirety as set forth in this Amended Form 10-Q. Except to reflect the revisions to the interim financial statements and other matters specifically identified as amended in this Explanatory Note, the information in the Original Form 10-Q and this Amended Form 10-Q has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since the date the Original Form 10-Q was filed with the SEC.  Accordingly, except solely with regard to the restatement and other matters specifically identified as amended in this Explanatory Note, all information in this Amended Form 10-Q speaks only as of the date that the Original Form 10-Q was filed with the SEC. References made in this Amended Form 10-Q to “this Form 10-Q” or similar statements, means this Amended Form 10-Q/A, unless the context requires otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$870,273	$501,350
Prepayments and deposits (Note 5)	560,103	508,499
Other receivables (Note 7)	37,599	35,544
Loans receivable – third parties, net (Note 6)	-	331,039
Loans receivable – related parties, net (Note 6)	-	-

Total current assets	$1,467,975	$1,376,432

Non-current assets:
Property and equipment, net (Note 8)	$68,812	$74,080

Total non-current assets	$68,812	$74,080

Total Assets	$1,536,787	$1,450,512

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	March 31,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 9)	$1,796,953	$1,994,667
Loans payable to related parties, current portion (Note 9)	2,547,917	2,869,881
Accrued interest payable	2,238,590	2,099,427
Other payable	235,028	86,204
Payable to shareholder (Note 10)	109,009	117,767
Due to related parties (Note 14)	538,140	183,955
Deferred tax liabilities (Note 13)	81,203	79,232
Total current liabilities	$7,546,840	$7,431,133

Non-current liabilities:
Loans payable to third parties, non-current (Note 9)	$208,601	$203,538
Loans payable to related parties, non-current (Note 9)	1,199,458	1,017,688
Total non - current liabilities	$1,408,059	$1,221,226

Total Liabilities	$8,954,899	$8,652,359

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 27,208,849 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.	$2,721	$2,721
Additional paid-in capital	8,021,677	8,021,677
Accumulated deficit	(12,588,951)	(12,247,478)
Accumulated other comprehensive loss	255,755	(138,453)

Stockholders’ deficit before non-controlling interests	$(4,308,798)	$(4,361,533)

Non-controlling interests	(3,109,314)	(2,840,314)

Total stockholders’ deficit	$(7,418,112)	$(7,201,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,536,787	$1,450,512

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

	For the three months ended March 31,
	(Unaudited)
	2019	2018
	(As Restated, See Note 3)

Revenue
Interest income on loans-third parties	$-	$-
Interest income on loans-related parties	-	2,516
Commission income-third parties	-	-
Commission income-related parties	165,624	-
Total Revenue	$165,624	$2,516

Cost of revenue	-	-
Gross profit	$165,624	$2,516

Operating expenses:
General and administrative	(248,686)	(405,911)
Total operating expenses	$(248,686)	$(405,911)

Loss from operations	$(83,062)	$(403,395)

Other income (expenses):
Interest income	$533	$24,648
Interest expense to third parties	(196,982)	(191,512)
Interest expense to related parties	(328,996)	(308,870)
Other expense	(104)	(197)
Provision for loan losses	3,407	-
Total other expenses	$(522,142)	$(475,931)

Loss before provision for income taxes	$(605,204)	$(879,326)

Provision for income taxes	(5,269)	-
Net Loss before non-controlling interests	$(610,473)	$(879,326)
Less: Net loss attributable to the non-controlling interest	(269,000)	(255,874)
Net loss attributable to the Company’s shareholders	$(341,473)	$(623,452)

Comprehensive Loss:
Net Loss	$(610,473)	$(879,326)

Foreign currency translation adjustment	394,208	(136,946)

Comprehensive loss	$(216,265)	$(1,016,272)

Less: comprehensive loss attributable to non-controlling interest	$(269,000)	$(255,874)
Comprehensive gain (loss) attributable to the Company	$52,735	$(760,398)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,208,849

Loss per share – Basic and Diluted
-Basic	$(0.01)	$(0.02)
-Diluted	(0.01)	(0.02)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.01)	(0.02)
-Diluted	$(0.01)	$(0.02)

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

Foreign currency translations (continued)

Foreign currency translation adjustments of $394,208 and $(136,946) for the three months ended March 31, 2019 and 2018, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

3.	RESTATEMENT OF PRIOR FINANCIAL INFORMATION

The Company has restated its unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018 as the Company identified errors in the unaudited condensed consolidated statements of comprehensive loss for such periods. In its original Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, the Company erroneously presented foreign currency translation adjustments of $394,208 and $136,946 as loss and gain on its unaudited condensed consolidated statements of comprehensive losses for the three months ended March 31, 2019 and 2018, respectively. Due to these errors, the calculation for comprehensive loss as originally included in the Company’s unaudited condensed consolidated statements of comprehensive loss for such periods was affected. The Company has determined that it would be appropriate to make adjustments to correct such error. The adjustments as reflected in the restated unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018 reflect the corrections to the foreign currency translation adjustments and comprehensive loss. The restatements did not affect the consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.

The restatement of the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018 are as follows:

	For the three months ended March 31, 2019
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	(610,473)		(610,473)

Foreign currency translation adjustment	(394,208)	788,416	394,208

Comprehensive loss	(1,004,681)	788,416	(216,265)

Less: comprehensive income (loss) attributable to non-controlling interest	(269,000)		(269,000)
Comprehensive gain (loss) attributable to the Company	(735,681)	788,416	$52,735

	For the three months ended March 31, 2018
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	(879,326)		(879,326)

Foreign currency translation adjustment	136,946	(273,892)	(136,946)

Comprehensive loss	(742,380)	(273,892)	(1,016,272)

Less: comprehensive income (loss) attributable to non-controlling interest	(255,874)		(255,874)
Comprehensive loss attributable to the Company	(486,506)	(273,892)	$(760,398)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

4.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

5.	PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent for our US Company and other prepaid expenses for Arki Network as of March 31, 2019 and December 31, 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

6.	LOANS RECEIVABLE, NET

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. $)

6.	LOANS RECEIVABLE, NET (continued)

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

7.	OTHER RECEIVABLES

Other receivables consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)

Advances to unrelated third-parties	$37,599	$33,144
Other deposits	-	2,400

Total	$37,599	$35,544

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
	(Unaudited)

Leasehold improvement	$68,453	$67,187
Office equipment	25,681	25,629
Furniture & fixtures	6,780	6,615
Motor vehicles	20,710	20,710
	$121,624	$120,141
Less: accumulated depreciation	(52,812)	(46,061)
Total property & equipment, net	$68,812	$74,080

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

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 4 in the Notes to Consolidated Financial Statements filed with this Quarterly Report, and we incorporate such discussion by reference.

Results of Operations - Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated in U.S. dollars, as restated as described in Note 3 to the Notes to Consolidated Financial Statements filed with this Quarterly Report.

	For the three months ended March 31,
	2019	2018
REVENUE	(Unaudited)	(Unaudited)
Interest income on loans-related parties	$-	$2,516
Commission income-related parties	165,624	-
Total revenue	$165,624	$2,516

COST OF REVENUE	-	-

GROSS PROFIT	165,624	2,516

General and administrative expenses	(248,686)	(405,911)
LOSS FROM OPERATIONS	$(83,062)	$(403,395)

Interest income	533	24,648
Interest expense to third parties	(196,982)	(191,512)
Interest expense to related parties	(328,996)	(308,870)
Other expense	(104)	(197)
Provision for loan losses	3,407	-
Total other expenses	$(522,142)	$(475,931)

Loss before income taxes	$(605,204)	$(879,326)
Income tax expense	(5,269)	-
Net losses	$(610,473)	$(879,326)
Less: Net loss attributable to the non-controlling interest	(269,000)	(255,874)
Net losses attributable to the Company’s shareholders	$(341,473)	$(623,452)

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

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation gain for the three months ended March 31, 2019 was $394,208, compared to translation loss of $136,946 for the three months ended March 31, 2019, an increase of foreign currency translation gain of $531,154. The increase in foreign currency translation gain is caused by the fluctuation of RMB versus US $ for the two comparison periods.

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

CONSUMER CAPITAL GROUP, INC.

Dated: October 16, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: October 16, 2019	By:	/s/ Crystal L. Chen
Crystal L. Chen
Chief Financial Officer