Form 10-Q/A
period 2019-06-30
Consumer Capital Group, Inc.
filed 2019-10-16
CIK 1439299

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

i

EXPLANATORY NOTE

Consumer Capital Group, Inc. (“Consumer Capital” or the “Company”), is filing this Amendment No. 1 (the “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, previously filed with the Securities and Exchange Commission on August 14, 2019 (the “Original Form 10-Q”) to amend the following items in the Original Form 10-Q in order to revise the accounting for, and disclosure of, the effect of foreign currency transaction adjustments on the Company’s comprehensive loss: (i) the unaudited interim financial statements as of and for the fiscal quarter ended June 30, 2019 set forth in Item 1 Part 1 and (ii) the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part 1. We have also updated the signature pages, the certifications of our Chief Executive Officer and our financial statements formatted in Extensible Business Reporting Language.

The amendments to the Original Form 10-Q correct errors relating to the incorrect presentation of foreign currency translation adjustments of $524,258 and $237,982 and $130,050 and $101,036, as gains and losses on its unaudited condensed consolidated statements of comprehensive losses for the three and six months ended June 30, 2019 and 2018, respectively. These corrections are also set forth in the corresponding disclosures included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Amended Form 10-Q. These corrections result in an increase in the Company’s reported comprehensive loss for the three and six months ended June 30, 2019 and reduction in its reported comprehensive loss for the three and six months ended June 30, 2018.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449,261	$501,350
Prepayments and deposits (Note 5)	525,156	508,499
Other receivables (Note 7)	256,942	35,544
Due from related parties (Note 14)	421,410	-
Loans receivable – third parties, net (Note 6)	-	331,039

Total current assets	$1,652,769	$1,376,432

Non-current assets:
Property and equipment, net (Note 8)	$62,155	$74,080
Right-of-use assets (Note 9)	342,408	-

Total non-current assets	$404,563	$74,080

TOTAL ASSETS	$2,057,332	$1,450,512

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	June 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 10)	$2,729,518	$1,994,667
Loans payable to related parties, current portion (Note 10)	3,648,583	2,869,881
Accrued interest payable	2,724,501	2,099,427
Accrued fee payable	171,082	-
Other payable	90,167	86,204
Payable to shareholder (Note 11)	109,009	117,767
Due to related parties (Note 14)	154,584	183,955
Deferred tax liabilities (Note 13)	79,378	79,232
Lease liabilities, current (Note 9)	154,083	-
Total current liabilities	$9,860,905	$7,431,133

Non-current liabilities:
Loans payable to third parties, non-current (Note 10)	$152,935	$203,538
Loans payable to related parties, non-current (Note 10)	509,782	1,017,688
Lease liabilities, non-current (Note 9)	197,355	-
Total non-current liabilities	$860,072	$1,221,226

Total Liabilities	10,720,977	8,652,359

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 27,208,849 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.	$2,721	$2,721
Common stock subscribed (44,000 shares)	4	-
Additional paid-in capital	8,259,435	8,021,677
Accumulated deficit	(13,192,255)	(12,247,478)
Accumulated other comprehensive loss	(268,503)	(138,453)

Stockholders’ deficit before non-controlling interests	$(5,198,598)	$(4,361,533)

Non-controlling interests	(3,465,047)	(2,840,314)

Total stockholders’ deficit	$(8,663,645)	$(7,201,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,057,332	$1,450,512

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$-	$27,438	$-	$27,438
Interest income on loans-related parties	-	131,446	-	133,962
Service fee income on loans-third parties	-	13,719	-	13,719
Service fee income on loans-related parties	-	66,981	-	66,981
Commission income – third parties	-	-	-	-
Commission income – related parties	23,190	-	188,814	-
Total revenue	$23,190	$239,584	$188,814	$242,100

Cost of revenue	-	(53,800)	-	(53,800)
Gross profit	$23,190	$185,784	$188,814	$188,300

Operating expenses:
General and administrative	(370,941)	(211,610)	(619,627)	(617,521)
Total operating expenses	$(370,941)	$(211,610)	$(619,627)	$(617,521)

Loss from operations	$(347,751)	$(25,826)	$(430,813)	$(429,221)

Other income (expenses):
Interest income	$1,271	$893	$1,804	$25,541
Interest expense to third parties	(244,514)	(55,247)	(441,496)	(246,759)
Interest expense to related parties	(361,514)	(162,582)	(690,510)	(471,452)
Other income	-	37	-	-
Other expense	(80)	(69)	(184)	(229)
(Provision for)/ Reversal of provision for loan loss	(17)	-	3,390	-
Total other income (expenses)	$(604,854)	$(216,968)	$(1,126,996)	$(692,899)

Loss before provision for income taxes	$(952,605)	$(242,794)	$(1,557,809)	$(1,122,120)

Provision for income taxes	28	-	(5,241)	-
Loss from operations	$(952,577)	$(242,794)	$(1,563,050)	$(1,122,120)
Less: Net loss attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Net loss attributable to the Company’s shareholders	$(596,844)	$(214,032)	$(938,317)	$(837,484)

	For the three months ended June 30, (Unaudited)		For the six months ended June 30, (Unaudited)
	2019	2018	2019	2018
	(As Restated, See Note 3)	(As Restated, See Note 3)	(As Restated, See Note 3)	(As Restated, See Note 3)

Comprehensive Loss:
Net Loss	(952,577)	(242,794)	(1,563,050)	(1,122,120)

Foreign currency translation adjustment	(524,258)	237,982	(130,050)	101,036

Comprehensive loss	(1,476,835)	(4,812)	(1,693,100)	(1,021,084)

Less: comprehensive income (loss) attributable to non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Comprehensive gain(loss) attributable to the Company	(1,121,102)	23,950	$(1,068,367)	$(736,448)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,187,091	27,208,849	30,026,529

Loss per share – Basic and Diluted
NET LOSS PER SHARE
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	(0.02)	(0.01)	$(0.03)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.02)	(0.01)	$(0.03)	$(0.03)
-Diluted	(0.02)	(0.01)	$(0.03)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2018	27,208,849	$2,721	-	-	$8,021,677	$(12,247,478)	$(138,453)	$(4,361,533)	$(2,840,314)	$(7,201,847)
Net Loss	-	-	-	-	-	(341,473)	-	(341,473)	(269,000)	(610,473)
Foreign currency Translation adjustment	-	-	-	-	-	-	394,208	394,208	-	394,208
Balance at March 31, 2019	27,208,849	$2,721	-	-	$8,021,677	$(12,588,951)	$255,755	$(4,308,798)	$(3,109,314)	$(7,418,112)
Impact of Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	(6,460)	-	(6,460)	-	(6,460)
Stock subscription	-	-	44,000	4	237,758	-	-	237,762	-	237,762
Net Loss	-	-	-	-	-	(596,844)	-	(596,844)	(355,733)	(952,577)
Foreign currency Translation adjustment	-	-	-	-	-	-	(524,258)	(524,258)	-	(524,258)
Balance at June 30, 2019	27,208,849	$2,721	44,000	4	$8,259,435	$(13,192,255)	$(268,503)	$(5,198,598)	$(3,465,047)	$(8,663,645)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2017	32,208,849	$3,221	-	-	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
Net Loss	-	-	-	-	-	(623,452)	-	(623,452)	(255,874)	(879,326)
Foreign currency Translation adjustment	-	-	-	-	-	-	(136,946)	(136,946)	(3,394)	(140,340)
Balance at March 31, 2018	32,208,849	$3,221	-	-	$8,021,677	$(10,887,601)	$(201,412)	$(3,064,115)	$(1,519,944)	$(4,584,059)
Cancellation of shares	(5,000,000)	$(500)	-	-	-	-	-	$(500)	-	$(500)
Net Loss	-	-	-	-	-	$(214,032)	-	(214,032)	$(25,368)	(239,400)
Foreign currency Translation adjustment	-	-	-	-	-	-	$237,982	237,982	-	237,982
Balance at June 30, 2018	27,208,849	$2,721	-	-	$8,021,677	$(11,101,633)	$36,570	$(3,040,665)	$(1,545,312)	$(4,585,977)

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

Foreign currency translations (continued)

Foreign currency translation adjustments of $(524,258) and $237,982 for the six months ended June 30, 2019 and 2018, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

3.	RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

The Company has restated its unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018 as the Company identified errors in the unaudited condensed consolidated statements of comprehensive loss for such periods. In its original Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, the Company erroneously presented foreign currency translation adjustments of $524,258 and $237,982 as gains and losses on its unaudited condensed consolidated statements of comprehensive losses for the three months ended June 30, 2019 and 2018, respectively, and also erroneously presented foreign currency translation adjustments of $130,050 and $101,036 as gains and losses on its unaudited condensed consolidated statements of comprehensive losses for the six months ended June 30, 2019 and 2018, respectively. Due to these errors, the calculation for comprehensive loss as originally included in the Company’s unaudited condensed consolidated statements of comprehensive loss for such periods was affected. The Company has determined that it would be appropriate to make adjustments to correct such error. The adjustments as reflected in the restated unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018 reflect the corrections to the foreign currency translation adjustments and comprehensive loss. The restatements did not affect the consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.

The restatements of the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the three months ended June 30, 2019
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(952,577)		$(952,577)

Foreign currency translation adjustment	524,258	(1,048,516)	(524,258)

Comprehensive loss	(428,319)	(1,048,516)	(1,476,835)

Less: comprehensive income (loss) attributable to non-controlling interest	(355,733)		(355,733)
Comprehensive loss attributable to the Company	$(72,586)	(1,048,516)	$(1,121,102)

	For the three months ended June 30, 2018
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(242,794)		$(242,794)

Foreign currency translation adjustment	(237,982)	475,964	237,982

Comprehensive loss	(480,776)	475,964	(4,812)

Less: comprehensive income (loss) attributable to non-controlling interest	(28,762)		(28,762)
Comprehensive gain attributable to the Company	$(452,014)	475,964	$23,950

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

3.	RESTATEMENTS OF PRIOR FINANCIAL INFORMATION (continued)

	For the six months ended June 30, 2019
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(1,563,050)		$(1,563,050)

Foreign currency translation adjustment	130,050	(260,100)	(130,050)

Comprehensive loss	(1,433,000)	(260,100)	(1,693,100)

Less: comprehensive income (loss) attributable to non-controlling interest	(624,733)		(624,733)
Comprehensive loss attributable to the Company	$(808,267)	(260,100)	$(1,068,367)

	For the six months ended June 30, 2018
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(1,122,120)		$(1,122,120)

Foreign currency translation adjustment	(101,036)	202,072	101,036

Comprehensive loss	(1,223,156)	202,072	(1,021,084)

Less: comprehensive income (loss) attributable to non-controlling interest	(284,636)		(284,636)
Comprehensive loss attributable to the Company	$(938,520)	202,072	$(736,448)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

10.	LOANS PAYABLE

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

11.	PAYABLE TO SHAREHOLDER

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

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. $)

14.	RELATED PARTY TRANSACTIONS (continued)

e)	Commission income received from related parties

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Non-controlling stockholders	$188,814	$-
Company controlled by non-controlling shareholders	-	-

	$188,814	$-

15.	COMMITMENTS AND CONTINGENCIES

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

	For the three months ended June 30, (Unaudited)		For the six months ended June 30, (Unaudited)
	2019	2018	2019	2018
REVENUE
Interest income on loans-third parties	$-	$27,438	$-	$27,438
Interest income on loans-related parties	-	131,446	-	133,962
Service fee income on loans-third parties	-	13,719	-	13,719
Service fee income on loans-related parties	-	66,981	-	66,981
Commission income – third parties	-	-	-	-
Commission income – related parties	23,190	-	188,814	-
	23,190	239,584	188,814	242,100

COST OF REVENUE	-	(53,800)	-	(53,800)

GROSS PROFIT	23,190	185,784	188,814	188,300

General and administrative expenses	(370,941)	(211,610)	(619,627)	(617,521)

LOSS FROM OPERATIONS	(347,751)	(25,826)	(430,813)	(429,221)

Interest income	1,271	893	1,804	25,541
Interest expense to third parties	(244,514)	(55,247)	(441,496)	(246,759)
Interest expense to related parties	(361,514)	(165,582)	(690,510)	(471,452)
Other income	-	37	-	-
Other expense	(80)	(69)	(184)	(229)
Reversal of provision for loan losses	(17)	-	3,390	-
Total other income (expenses)	(604,854)	(216,968)	(1,126,996)	(692,899)

Loss before income taxes	(952,605)	(242,794)	(1,557,809)	(1,122,120)

Income tax expense	28	-	(5,241)	-

Net Loss	(952,577)	(242,794)	(1,563,050)	(1,122,120)
Less: Net loss attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)
Net loss attributable to the Company	$(596,844)	$(214,032)	$(938,317)	$(837,484)

	For the three months ended June 30,		For the six months ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Comprehensive income
Net income/(loss)	$(952,577)	$(242,794)	$(1,563,050)	$(1,122,120)
Foreign currency translation adjustment	(524,258)	237,982	(130,050)	101,036
Comprehensive income (loss)	(1,476,835)	(4,812)	(1,693,100)	(1,021,084)
Less: Comprehensive income/(loss) attributable to the non-controlling interest	(355,733)	(28,762)	(624,733)	(284,636)

Comprehensive income(loss) attributable to the Company	$(1,121,102)	$23,950	$(1,068,367)	$(736,448)

Weighted average number of common shares outstanding basic and diluted	27,208,849	32,187,091	27,208,849	30,026,529

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
-Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

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

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the three months ended June 30, 2019 was $524,258, compared to translation gain of $237,982 for the three months ended June 30, 2018, a net increase of foreign currency translation loss of $762,240. The increase in foreign currency translation loss is caused by the fluctuation of RMB versus US $ for the two comparison periods.

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

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the six months ended June 30, 2019 was $130,050, compared to a translation gain of $101,036 for the six months ended June 30, 2018. The foreign currency translation gain and loss is due to the fluctuation of the exchange rate between USD and RMB.

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