Form 10-Q
period 2019-09-30
Consumer Capital Group, Inc.
filed 2019-11-19
CIK 1439299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2019, there were 27,208,849 shares of common stock issued and outstanding.

CONSUMER CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

i

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Consumer Capital Group, Inc. and its subsidiaries and variable interest entities.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,381	$501,350
Prepayments and deposits (Note 5)	421,142	508,499
Other receivables (Note 7)	423,478	35,544
Due from related parties (Note 15)	2,097	-
Loans receivable – third parties, net (Note 6)	-	331,039

Total current assets	$914,098	$1,376,432

Non-current assets:
Property and equipment, net (Note 8)	$55,610	$74,080
Right-of-use assets (Note 9)	296,631	-

Total non-current assets	$352,241	$74,080

TOTAL ASSETS	$1,266,339	$1,450,512

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

	September 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans payable to third parties, current portion (Note 10)	$1,264,532	$1,994,667
Loans payable to related parties, current portion (Note 10)	3,911,102	2,869,881
Accrued interest payable	1,794,346	2,099,427
Accrued fee payable	164,305	-
Other payable	150,882	86,204
Payable to shareholder (Note 11)	109,009	117,767
Due to related parties (Note 15)	153,172	183,955
Deferred tax liabilities (Note 14)	76,233	79,232
Lease liabilities, current (Note 9)	151,926	-
Total current liabilities	$7,775,507	$7,431,133

Non-current liabilities:
Loans payable to third parties, non-current (Note 10)	$-	$203,538
Loans payable to related parties, non-current (Note 10)	-	1,017,688
Lease liabilities, non-current (Note 9)	154,312	-
Total non-current liabilities	$154,312	$1,221,226

Total Liabilities	7,929,819	8,652,359

Stockholders’ deficit:
Common stock - $0.0001 par value, 100,000,000 shares authorized, 27,208,849 and 27,208,849 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.	$2,721	$2,721
Common stock subscribed (602,689 shares)	60	-
Additional paid-in capital	10,587,105	8,021,677
Accumulated deficit	(13,401,268)	(12,247,478)
Accumulated other comprehensive loss	(310,237)	(138,453)

Stockholders’ deficit before non-controlling interests	$(3,121,619)	$(4,361,533)

Non-controlling interests	(3,541,861)	(2,840,314)

Total stockholders’ deficit	$(6,663,480)	$(7,201,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,266,339	$1,450,512

See accompanying notes to the condensed consolidated financial statement

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Interest income on loans-third parties	$-	$174,048	$-	$201,486
Interest income on loans-related parties	-	552,793	-	686,755
Service fee income on loans-third parties	-	87,025	-	100,744
Service fee income on loans-related parties	-	276,396	-	343,377
Commission income – third parties	39,345	255,313	39,345	255,313
Commission income – related parties	-	280,203	188,814	280,203
Total revenue	$39,345	$1,625,778	$228,159	$1,867,878

Cost of revenue	-	(242,280)	-	(296,080)
Gross profit	$39,345	$1,383,498	$228,159	$1,571,798

Operating expenses:
General and administrative	(191,828)	(213,020)	(811,455)	(830,541)
Total operating expenses	$(191,828)	$(213,020)	$(811,455)	$(830,541)

Loss from operations	$(152,483)	$1,170,478	$(583,296)	$741,257

Other income (expenses):
Interest income	$40,156	$-	$1,226	$25,372
Interest expense to third parties	-	(260,921)	(401,340)	(413,451)
Interest expense to related parties	(174,995)	(1,525,100)	(865,505)	(2,090,781)
Other income	2,018	-	2,018	-
Other expense	(615)	(169)	(221)	(229)
(Provision for)/ Reversal of provision for loan loss	(38)	(81,937)	3,352	(81,937)
Total other income (expenses)	$(133,474)	$(1,868,127)	$(1,260,470)	$(2,561,026)

Loss before provision for income taxes	$(285,957)	$(697,649)	$(1,843,766)	$(1,819,769)

Provision for income taxes	58	-	(5,183)	-
Loss from operations	$(285,899)	$(697,649)	$(1,848,949)	$(1,819,769)
Less: Net loss attributable to the non-controlling interest	(76,814)	(577,071)	(701,547)	(861,707)
Net loss attributable to the Company’s shareholders	$(209,085)	$(120,578)	$(1,147,402)	$(958,062)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

	For the three months ended September 30, (Unaudited)		For the nine months ended September 30, (Unaudited)
	2019	2018	2019	2018
	(Unaudited)	(As Restated, See Note 3)	(Unaudited)	(As Restated, See Note 3)

Comprehensive Loss:
Net Loss	(285,899)	(697,649)	(1,848,949)	(1,819,769)

Foreign currency translation adjustment	(41,734)	100,193	(171,784)	201,229

Comprehensive loss	(327,633)	(597,456)	(2,020,733)	(1,618,540)

Less: comprehensive income (loss) attributable to non-controlling interest	(76,814)	-	(701,547)	-
Comprehensive loss attributable to the Company	(250,819)	(597,456)	$(1,319,186)	$(1,618,540)

Weighted average number of common shares outstanding basic and diluted	27,208,849	27,208,849	27,208,849	27,485,092

Loss per share – Basic and Diluted
NET LOSS PER SHARE
-Basic	$(0.01)	$(0.00)	$(0.04)	$(0.03)
-Diluted	(0.01)	(0.00)	$(0.04)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	(0.01)	(0.00)	$(0.04)	$(0.03)
-Diluted	(0.01)	(0.00)	$(0.04)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2018	27,208,849	$2,721	-	-	$8,021,677	$(12,247,478)	$(138,453)	$(4,361,533)	$(2,840,314)	$(7,201,847)
Net Loss	-	-	-	-	-	(341,473)	-	(341,473)	(269,000)	(610,473)
Foreign currency Translation adjustment	-	-	-	-	-	-	394,208	394,208	-	394,208
Balance at March 31, 2019	27,208,849	$2,721	-	$-	$8,021,677	$(12,588,951)	$255,755	$(4,308,798)	$(3,109,314)	$(7,418,112)
Impact of Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	(6,460)	-	(6,460)	-	(6,460)
Stock subscription	-	-	44,000	$4	237,758	-	-	237,762	-	237,762
Net Loss	-	-	-	-	-	(596,844)	-	(596,844)	(355,733)	(952,577)
Foreign currency Translation adjustment	-	-	-	-	-	-	(524,258)	(524,258)	-	(524,258)
Balance at June 30, 2019	27,208,849	$2,721	44,000	$4	$8,259,435	$(13,192,255)	$(268,503)	$(5,198,598)	$(3,465,047)	$(8,663,645)
Impact of Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	72	-	72	-	72
Stock subscription	-	-	558,689	$56	2,327,670	-	-	2,327,726	-	2,327,726
Net Loss	-	-	-	-	-	(209,085)	-	(209,085)	(76,814)	(285,899)
Foreign currency Translation adjustment	-	-	-	-	-	-	(41,734)	(41,734)	-	(41,734)
Balance at September 30, 2019	27,208,849	$2,721	602,689	$60	$10,587,105	$(13,401,268)	$(310,237)	$(3,121,619)	$(3,541,861)	$(6,663,480)

	Common stock		Common stock subscribed		Additional paid-in	Accumulated (deficit) /	Accumulated other comprehensive	Stockholders’ equity /	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	(deficit)	interest	Total
Balance at December 31, 2017	32,208,849	$3,221	-	-	$8,021,677	$(10,264,149)	$(64,466)	$(2,303,717)	$(1,260,676)	$(3,564,393)
Net Loss	-	-	-	-	-	(623,452)	-	(623,452)	(255,874)	(879,326)
Foreign currency Translation adjustment	-	-	-	-	-	-	(136,946)	(136,946)	(3,394)	(140,340)
Balance at March 31, 2018	32,208,849	$3,221	-	-	$8,021,677	$(10,887,601)	$(201,412)	$(3,064,115)	$(1,519,944)	$(4,584,059)
Cancellation of shares	(5,000,000)	(500)	-	-	-	-	-	(500)	-	(500)
Net Loss	-	-	-	-	-	(214,032)	-	(214,032)	(25,368)	(239,400)
Foreign currency Translation adjustment	-	-	-	-	-	-	$237,982	237,982	-	237,982
Balance at June 30, 2018	27,208,849	$2,721	-	-	$8,021,677	$(11,101,633)	$36,570	$(3,040,665)	$(1,545,312)	$(4,585,977)
Cancellation of shares	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(120,578)	-	(120,578)	(577,071)	(697,649)
Foreign currency Translation adjustment	-	-	-	-	-	-	100,193	100,193	-	100,193
Balance at September 30, 2018	27,208,849	$2,721	-	-	$8,021,677	$(11,222,211)	$136,763	$(3,061,050)	$(2,122,383)	$(5,183,433)

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,848,949)	$(1,819,769)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,293	17,057
(Reversal of) Allowance for loan losses	(3,352)	81,937

Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	70,866	(13,451)
Increase in fees receivable	-	(482,985)
Increase in other receivables	(405,582)	(51,376)
Increase in right-of-use assets	(394,440)	-
Increase in accrued liabilities	69,586	36,877
Increase (Decrease) in taxes payable	95	(550)
Increase in fees payable	171,184	296,080
(Decrease) Increase in interest payable	(235,076)	2,504,232
Decrease in due from/(to) related parties	(38,989)	(1,584,892)
Decrease in payable to Caesar Capital Mgmt Ltd	-	(8,758)
Increase in received in advance	-	-
Increase in lease liabilities	397,971	-

Cash flows used in operating activities	(2,198,393)	(1,025,598)

Cash flows from investing activities:
Originated loans disbursement	$-	(15,111,473)
Repayment of loans from customers	335,199	6,902,794
Equipment purchased	(831)	-
Redemption of short-term investment	-	461,184
Cash flow provided by (used in) investing activities	334,368	(7,747,495)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Proceeds from related party debt	$-	1,616,458
Proceeds from stock subscriptions	2,670,082	-
Withdrawal of capital	-	(500)
Proceeds from loans payable – third parties	1,221,289	$3,514,225
Proceeds from loan payable – related parties	1,501,107	12,242,907
Repayment of loans payable – third parties	(1,957,269)	(1,203,691)
Repayment of loans payable – related parties	(1,473,417)	(5,963,113)

Cash flows provide by financing activities	$1,961,792	$10,206,286

Effect of exchange rate changes on cash	$(531,736)	$(189,262)

Net changes in cash and cash equivalents	$(433,969)	$1,243,931

Cash and cash equivalents, beginning balance	$501,350	$725,774

Cash and cash equivalents, ending balance	$67,381	$1,969,705

Supplemental disclosure of cash flow information
Cash paid for interest	$335,199	$2,062,539

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (unaudited)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (unaudited)

(IN U.S. $)

1.	ORGANIZATION (continued)

Details of the Company’s wholly owned subsidiaries and its Affiliated PRC Entity as of September 30, 2019 are as follows:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-Q filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for future years.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following financial statement amounts and balances of Arki Network Service, Inc. have been included in the accompanying consolidated financial statements:

	September 30,	December 31,
	2019	2018
	(Unaudited)

Cash and cash equivalent	$45,112	$486,178
Loan receivables, net	-	331,039
Prepaid expenses	393,262	478,222
Due from inter-company	7,104,158	7,181,347
Due from related party	1,526,538	1,584,983
Other receivables	293,526	17,065
Total current assets	$9,362,596	$10,078,834

Property and equipment, net	25,387	35,529
Long-term investment	142,629	300,679
Right-of-use assets	171,040	-
Total non-current assets	$339,056	$336,208

Total assets	$9,701,652	$10,415,042

Loans payable, current portion	$5,175,634	$4,864,548
Interest payable	1,794,346	2,099,427
Fee payable	164,305	-
Accrued liabilities	143,012	48,244
Tax payable	97	-
Due to inter-company	6,420,777	7,079,406
Due to related parties	1,651,643	1,722,601
Deferred tax liability	109,429	113,734
Lease liabilities, current portion	96,807	-
Total Current liabilities	$15,556,050	$15,927,960

Loans payable, non-current portion	-	1,221,226
Lease liabilities, non-current portion	81,635	-
Total non-current liabilities	$81,635	$1,221,226

Total liabilities	$15,637,685	$17,149,186

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$228,159	$1,867,878	$39,345	$1,383,498

Net loss before provision for income taxes	$(1,695,413)	$(1,290,726)	$(232,226)	$(602,927)
Less: Provision for income taxes	(5,183)	-	58	-
Net losses	$(1,700,596)	$(1,290,726)	$(232,168)	$(602,927)

Less: Net income attributable to non-controlling interest	(701,547)	(861,707)	(76,814)	(577,072)
Net losses attributable to the Company’s shareholders	$(999,049)	$(429,019)	$(155,354)	$(25,855)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Cash flow used in by operating activities	$(2,487,063)	$(600,397)

Cash flow provided by (used in) investing activities	$488,011	$(8,193,247)

Cash flow provided by financing activities	$1,558,688	$10,162,320

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Balance sheet items, except for stockholders’ equity accounts	0.1399	0.1454

	For the nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Items included in the statements of operations and comprehensive income (loss) and cash flows for the periods presented	0.1457	0.1537

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

Foreign currency translation adjustments of $(171,784) and $201,229 for the Nine months ended September 30, 2019 and 2018, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Loans payable

Loans from individuals primarily represent the principle of lending funds received from the individuals through the Company’s internet platform. The interest rates of such loans are 10% - 54% per annum with a term lasting from one to two years.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate its net book value may not be recoverable. The Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over its estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue. Either of these could result in the future impairment of long-lived assets. For the periods September 30, 2019 and 2018, the Company has not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2019 and December 31, 2018, the Company does not have liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2018 and 2017 and 2016 remain open to examination by tax authorities in the PRC.

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

Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $1,147,402 for the nine months ended September 30, 2019 and an accumulated deficit of $13,401,268 as of September 30, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from its controlling shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

3.	RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

The Company has restated its unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 as the Company identified errors in the unaudited condensed consolidated statements of comprehensive loss for such periods. In its original Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the Company erroneously presented foreign currency translation adjustments of $100,193 as losses on its unaudited condensed consolidated statements of comprehensive losses for the three months ended September 30, 2018, and also erroneously presented foreign currency translation adjustments of $201,229 as losses on its unaudited condensed consolidated statements of comprehensive losses for the nine months ended September 30, 2018, respectively. Due to these errors, the calculation for comprehensive loss as originally included in the Company’s unaudited condensed consolidated statements of comprehensive loss for such periods was affected. The Company has determined that it would be appropriate to make adjustments to correct such errors. The adjustments as reflected in the restated unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended June 30, 2018 reflect the corrections to the foreign currency translation adjustments and comprehensive loss. The restatements did not affect the consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2018.

The restatements of the unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 are as follows:

	For the three months ended September 30, 2018
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(697,649)		$(697,649)

Foreign currency translation adjustment	(100,193)	200,386	100,193

Comprehensive loss	(797,842)	200,386	(597,456)

Less: comprehensive income (loss) attributable to non-controlling interest	-		-
Comprehensive loss attributable to the Company	$(797,842)	200,386	$(597,456)

	For the nine months ended September 30, 2018
	As previously reported	Adjustments	As restated
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net Loss	$(1,819,769)		$(1,819,769)

Foreign currency translation adjustment	(201,229)	402,458	201,229

Comprehensive loss	(2,020,998)	402,458	(1,618,540)

Less: comprehensive income (loss) attributable to non-controlling interest	-		-
Comprehensive gain attributable to the Company	$(2,020,998)	402,458	$(1,618,540)

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Prepaid expenses consisted of prepaid rent for our office in China, security deposit for Wancangnet, prepaid consulting fees and other prepaid expenses incurred in Arki Network and Arki E-Commerce as of September 30, 2019 and December 31, 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

6.	LOANS RECEIVABLE, NET

The monthly interest rates on loans issued were at 2% and range from 8% to 30% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, loans receivable were $0 and $331,039, net of provision for loan losses of $0, and $3,344, respectively; all the loans receivable are from related parties.

Loans receivable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)

Loans receivable - third parties	$-	$-
Loans receivable - related parties	-	334.383
Total loans receivable	$-	$334.383
Allowance for loan losses	-	(3,344)

Loans receivable, net	$-	$331,039

The following table represents the aging of loan receivables as of September 30, 2019 and December 31, 2018:

September 30, 3019	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$-	$-	$-	$-

December 31, 2018	1-29 days past due	30-59 days past due	60-89 days past due	Over 90 days past due	Total past due	Current	Total Loans
Loans receivables	$-	$-	$-	$334,383	$334,383	$-	$334,383

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

6.	LOANS RECEIVABLE, NET (continued)

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

For the nine months ended September 30, 2019 and 2018, the reversal and the provision of allowance for loan losses were and $0 and $3,344, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. There were no loans considered impaired as of September 30, 2019 and December 31, 2018.

7.	OTHER RECEIVABLES

Other receivables consist of the following as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Advances to unrelated third-parties	$423,478	$33,144
Deposit paid	-	-
Other deposits	-	2,400

Total	$423,478	$35,544

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
	(Unaudited)

Leasehold improvement	$65,262	$67,187
Office equipment	26,348	25,629
Furniture & fixtures	6,364	6,615
Motor vehicles	20,710	20,710
	$118,684	$120,141
Less: accumulated depreciation	(63,074)	(46,061)
Total property & equipment, net	$55,610	$74,080

For the nine months ended September 30, 2019 and 2018, depreciation expenses were $18,293 and $17,057, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

9.	RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has entered into lease agreements with various parties. The terms of operating leases are one to five years. These operating leases are included in "Right-of-Use Assets" on the Company's Consolidated Balance Sheet, and represent the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Lease liabilities" on the Company's Consolidated Balance Sheet. Upon adoption of ASC Topic 842, Leases (Topic 842), based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded net right-of-use assets of $303,347 and lease liabilities of $309,731 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were $488,251 and $306,238, respectively.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)

Right-of-use assets in exchange for operating lease obligations	$488,251	$-
Less: accumulated depreciation	(191,620)	-

Right-of-use assets, net	$296,631	$-

	September 30, 2019	December 31, 2018
	(Unaudited)

Lease liabilities	$306,238	$-
Weighted-average remaining lease term	3 years	-
Weighted-average discount rate	4.75%	-

Due in 12 months ended September 30,

2020	163,193
2021	131,556
2022	27,240
Thereafter	-
321,989
Less: imputed interest	(15,751)
Total lease liabilities	$306,238

Current lease liabilities	151,926
Non-Current lease liabilities	154,312

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

10.	LOANS PAYABLE

Individuals can invest in loans that are offered through the Company’s marketplace and network. All the loans have maturities from one to two years with interest rates varying from 4% to 54% per annum.

Loans payable consisted of the following as of September 30, 2019 and December 31, 2018:

	Remaining	September 30,	December 31,
Interest rate	maturity	2019	2018
		(Unaudited)

4%	Within 1 year	$-	$103,223
10%	Within 1 year	18,185	-
12%	Within 1 year	90,923	202,084
13%	Within 1 year	43,363	45,069
14%	Within 1 year	-	2,908
16%	Within 1 year	1,063,103	-
18%	Within 1 year	1,853,437	799,610
40%-54%	Within 1 year	2,106,623	3,711,654
40%-54%	Between 1 to 2 years	-	1,221,226
		$5,175,634	$6,085,774

	Current portion	$5,175,634	$4,864,548
	Non-current portion	$-	$1,221,226

The Company has loans payable to related parties of $3,911,102 and $3,887,569, and loans payable to third parties of $1,264,532 and $2,198,205 as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded $1,266,845 and $2,504,232 of interest expenses, respectively.

11.	PAYABLE TO SHAREHOLDER

The amount was advanced from Caesar Capital Management Ltd. (“Caesar”), a shareholder of the Company. The outstanding amount were $109,009 and $117,767 as of September 30, 2019 and December 31, 2018, respectively. The loans were borrowed by the Company for operating purposes, without collateral, and were originally due in 2013, with an annual interest rate of 6%. On July 1, 2013, the Company entered into an agreement with Caesar Capital Management Ltd. which amended the maturity date for all the existing loans between the Company and Caesar Capital Management Ltd. The loans became due on demand and are non-interest bearing.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

12.	STOCK SUBCRIPTION

During the nine months ended September 30, 2019, the Company entered into a series of Securities Purchase Agreements with various unrelated third-party purchasers, pursuant to which the Company is obligated to issue these purchasers an aggregate of 602,689 shares of the Company’s common stock for an aggregate offering price of $2,565,488 approximately. As of September 30, 2019, $406,923 was received by the Company and $2,158,565 was settled by the principal and interest of loan payables of these purchasers. The aggregate received amount of $2,565,488 was recognized as stock subscription in the condensed consolidated statements of changes in stockholders’ equity.

13.	NONCONTROLLING INTEREST

As of September 30, 2019 and December 31, 2018, non-controlling interest of Arki Capital of $3,541,861 and $2,840,314, respectively, was recognized in the Company’s consolidated balance sheets, representing Arki Capital’s cumulative results of operations attributable to shareholders other than CCG Group.

For the nine months ended September 30, 2019 and 2018, net losses of $701,547 and $861,707, respectively, attributable to the non-controlling interest of Arki Capital were recognized in the Company’s consolidated statements of comprehensive loss, representing Arki Capital’s net losses attributable to shareholders other than CCG Group.

14.	INCOME TAXES

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

Consumer Capital Group Inc. was incorporated in United States, and is subject to corporate income tax rate of 21% for the nine months ended September 30, 2019 and 2018.

The People’s Republic of China (PRC)

Arki (Beijing) E-commerce Technology Corp., America Pine (Beijing) Bio-Tech, Inc., America Arki (Fuxin) Network Management Co. Ltd., America Arki Network Service Beijing Co. Ltd., America Arki (Tianjin) Capital Management Partnership and Arki (Tianjin) E-Commerce Ltd. and Arki (Guangzhou) Investment Consulting Co. Ltd were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. The Company did not generate taxable income in the People’s Republic of China for the nine months ended September 30, 2019 and 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

14.	INCOME TAXES (continued)

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

	For the nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Tax expense at statutory rate US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%

PRC enterprise income tax rate	25%	25%
Changes in valuation allowance and others	(25)%	(25)%

Effective income tax rates	-	-

Loss before income taxes consists of:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Non-PRC	$(99,893)	$(63,240)	$(35,467)	$(27,564)
PRC	(1,743,873)	(1,756,529)	(250,490)	(670,085)

Total	$(1,843,766)	$(1,819,769)	$(285,957)	$(697,649)

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

14.	INCOME TAXES (continued)

The principal components of the Company’s deferred income tax assets and liabilities are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Deferred tax assets:
Accrued interest payable	$21,013	$21,839
Accrual	31,315	32,546
Provision for loan losses	18,639	19,372
Total deferred tax assets	$70,966	$73,757
Less: Valuation allowance	(70,966)	(73,757)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Accrued interest receivable	$33,210	$34,516
Accrued interest payable	43,023	44,716
Net total deferred liabilities	$76,233	$79,232

As of September 30, 2019 and December 31, 2018, the Company has deferred tax asset of $0 and $0, respectively, and deferred tax liabilities of $76,233 and $79,232, respectively, resulting from the net operating losses in the PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of September 30, 2019 and December 31, 2018, the Company does not have sufficient operations to generate taxable income in Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Arki E-Commerce, America Pine, Arki Network, Arki Capital and Arki Tianjin E-Commerce have sufficient operation to generate taxable income in future periods with a supportable trend; the valuation allowance will be reduced accordingly. As of September 30, 2019 and December 31, 2018, $70,966 and $73,757 valuation allowance was recorded respectively.

15.	RELATED PARTY TRANSACTIONS

a)	Related parties:

Name of related parties	Relationship with the Company
Mr. Jianmin Gao	Stockholder, Chief Executive Officer and Chairman of the Board of the Company
Mr. Fei Gao	Stockholder, Director and Chief Operating Officer
Mr. Dong Yao	Stockholder, Director and Chief Technology Officer
Ms. Lihua Xiao	Stockholder, Management of the Company
Beijing Daogao Trade Ltd.	Legal representative is Lihua Xiao, a stockholder and management of the Company.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

15.	RELATED PARTY TRANSACTIONS (continued)

b)	The Company had the following related party balances as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
(Unaudited)
Due from related parties:
Mr. Jianmin Gao	$-	-
Dong Yao	2,097	-

	$2,097	-

	September 30, 2019	December 31, 2018
	(Unaudited)
Due to related parties:
Mr. Jianmin Gao	$(4,852)	$(20,327)
Mr. Fei Gao	(123,141)	(136,338)
Ms Lihua Xiao	-	(833)
Dong Yao	-	(288)
Related companies controlled by a non-controlled stockholder	(25,179)	(26,169)

	$(153,172)	$(183,955)

As of September 30, 2019 and December 31, 2018, the amounts owed to related parties are without interest and due on demand.

c)	Loans receivable from related parties

	September 30,	December 31,
	2019	2018
	(Unaudited)

Company controlled by non-controlling shareholders	$-	$334,383
Less: Allowance for loan losses	-	(3,344)
Total	$-	$331,039

Interest income derived from the above loans receivable from related parties were $0 and $686,755 for the nine months ended September 30, 2019 and 2018, respectively. Service fee income derived from the above loans receivable from related parties were $0 and $343,377 for the nine months ended September 30, 2019 and 2018, respectively.

d)	Loans payable to related parties

	September 30, 2019	December 31, 2018
	(Unaudited)

Non-controlling stockholders	$3,911,102	$3,230,433
Related companies of non-controlling stockholders	-	657,136

	$3,911,102	$3,887,569

Interest expenses incurred on the above loans payable to related parties were $865,505 and $2,090,781 for the nine months ended September 30, 2019 and 2018, respectively.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

15.	RELATED PARTY TRANSACTIONS (continued)

e)	Commission income received from related parties

	For the nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Non-controlling stockholders	$188,814	$253,800
Company controlled by non-controlling shareholders	-	26,403

	$188,814	$280,203

16.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

17.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, loans receivable and other receivables. The maximum exposure of such assets to credit risk is their carrying amounts as of the balance sheet dates.

As of September 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Management believes the credit risk on bank deposits is limited because the counter-parties are banks with high credit-ratings assigned by international credit rating agencies, or state-owned banks in China.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

CONSUMER CAPITAL GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. $)

17.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2019 and December 31, 2018, we had no uninsured balances with the banks in U.S. Our bank balances in the PRC were $61,420 and $489,358 as of September 30, 2019 and December 31, 2018, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions.

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

18.	SUBSEQUENT EVENT

There were no subsequent event or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2019.

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

Since the beginning of 2017, we have been focusing our business lending business on car dealerships referred by Unionpay Liaoning. During 2018, we provided 47 direct loans to car dealerships, totaling RMB98,300,000 (approximately $14,500,000), and we received full payment on all loans at maturity. However, we have not initiated new loans to car dealerships in 2019.

Investment Opportunity Marketing

Arki Network through its 51%-owned subsidiary, Arki Capital, engages in the business of marketing investment opportunities. In practice, this business has provided a source of funds used to make loans for our lending business. Arki Capital operates its business on its financial advisory platform “Bangnitou”, which translates to “Help You Invest” in English and attracts capital from investors to invest in fixed income opportunities such as inter-bank loans, currency exchange products and other debt and equity investment opportunities to help investors obtain a return on their investment. Among the potential investment opportunities for this business are the car dealerships loans that are made through Arki Network. This business does not operate in the United States. Still in its development stage, Bangnitou intends to commercialize a number of financial products that aim to generate annual returns ranging from 8-12%. Once each product reaches its maximum subscription or the end of its offering period, the investments are held for a period of time before being redeemable by the investors, along with the return. For the nine months ended September 30, 2019, Arki Capital received funds of RMB 18,680,000 (approximately $2,722,396), which were presented as cash as an asset and loan payable as a liability on our consolidated balance sheet. The funds carry terms between 6 months and 2 years, without interest charged during the period. Upon the redemption date, the investors may demand back the funding with interest or stay on as a limited partner. Since the beginning of 2018, we have been focusing on providing loans to car dealerships and Arki Capital is generating revenues from the borrowers’ interest payments.

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

Recent Development

On March 21, 2019, the Company incorporated Arki Investment Consulting Ltd. (Arki Guangzhou) with a registered capital of RMB 200,000. Arki Investment Consulting Ltd is 100% owned by Arki Capital and is engaged in providing financial management consulting services and internet information services.

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

	September 30, 2019	December 31, 2018
Balance sheet items, except for the equity accounts	7.1489	6.8783
Items in the statements of income and comprehensive loss and statement of cash flow	6.8616	6.6031

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

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily represent funds invested in bank checking accounts, money market funds and domestic Chinese bank certificates of deposit. As of September 30, 2019 and December 31, 2018 the Company had no cash equivalents.

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

The carrying value of cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, other receivables, other assets, account payable, accrued liabilities, other payable, and short-term debt approximates their fair value due to their short-term maturities.

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

Restatement

In this Form 10-Q, we are restating the unaudited condensed consolidated statements of comprehensive losses for the three and nine months ended September 30, 2018. The restatement is to correct the amounts previously recorded as foreign currency translation adjustment and comprehensive loss for the three and nine month periods ended September 30, 2018. The restatements did not affect the consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the three and nine months ended September 30, 2018. The restatement is more fully described in Note 3 of the notes to the financial statements included herein.

Results of Operations - Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated in U.S. dollars, as restated as described in Note 3 to the condensed financial statements filed with this Quarterly Report on Form 10-Q.

	For the three months ended September 30, (Unaudited)		For the nine months ended September 30, (Unaudited)
	2019	2018	2019	2018
REVENUE
Interest income on loans-third parties	$-	$174,048	$-	$201,486
Interest income on loans-related parties	-	552,793	-	686,755
Service fee income on loans-third parties	-	87,025	-	100,744
Service fee income on loans-related parties	-	276,396	-	343,377
Commission income – third parties	39,345	255,313	39,345	255,313
Commission income – related parties		280,203	188,814	280,203
	39,345	1,625,778	228,159	1,867,878

COST OF REVENUE	-	(242,280)	-	(296,080)

GROSS PROFIT	39,345	1,383,498	228,159	1,571,798

General and administrative expenses	(191,828)	(213,020)	(811,455)	(830,541)

LOSS FROM OPERATIONS	(152,483)	1,170,478	(583,296)	741,257

Interest income	40,156	-	1,226	25,372
Interest expense to third parties	-	(260,921)	(401,340)	(413,451)
Interest expense to related parties	(174,995)	(1,525,100)	(865,505)	(2,090,781)
Other income	2,018	-	2,018	-
Other expense	(615)	(169)	(221)	(229)
(Reversal of) provision for loan losses	(38)	(81,937)	3,352	(81,937)
Total other income (expenses)	(133,474)	(1,868,127)	(1,260,470)	(2,561,026)

Loss before income taxes	(285,957)	(697,649)	(1,843,766)	(1,819,769)

Income tax expense	58	-	(5,183)	-

Net Loss	(285,899)	(697,649)	(1,848,949)	(1,819,769)
Less: Net loss attributable to the non-controlling interest	(76,814)	(577,071)	(701,547)	(861,707)
Net loss attributable to the Company	$(209,085)	$(120,578)	$(1,147,402)	$(958,062)

	For the three months ended September 30,		For the nine months ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Comprehensive income		(as restated)		(as restated)
Net income/(loss)	$(285,899)	$(697,649)	$(1,848,949)	$(1,819,769)
Foreign currency translation adjustment	(41,734)	100,193	(171,784)	201,229
Comprehensive income (loss)	(327,633)	(597,456)	(2,020,733)	(1,618,540)
Less: Comprehensive income/(loss) attributable to the non-controlling interest	(76,814)	-	(701,547)	-

Comprehensive income(loss) attributable to the Company	$(250,819)	$(597,456)	$(1,319,186)	$(1,618,540)

Weighted average number of common shares outstanding basic and diluted	27,208,849	27,208,849	27,208,849	27,485,092

(Loss) earnings per share – Basic and Diluted
CONTINUING OPERATIONS
-Basic	$(0.01)	$(0.00)	$(0.04)	$(0.03)
-Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
-Basic	$(0.01)	$(0.00)	$(0.04)	$(0.03)
-Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.03)

Results of Operations - Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019, we generated revenues of $39,345, a $1,586,433 decrease compared with the revenue of $1,625,778 for the three months ended September 30, 2018. The revenues generated for the three months ended September 30, 2019 was from commission income earned by Arki Tianjin E-Commerce for the financial products sold on our online platform. Arki Tianjin E-Commerce received a 30% service fee for the product sold on its platform. The revenues for the three months ended September 30, 2018 was commission income from loans earned by Arki Capital and the service fee income Arki Network earned to facilitate the loans.

We did not generate interest income or service fee income from the lending business for the three months ended September 30, 2019.

Cost of Sales

Cost of sales for the three months ended September 30, 2019 and 2018 were $0 and $242,280. There were no costs related to the commission income of $39,345 for the three months ended September 30, 2019, and our costs of sales for the same quarter in 2018 were incurred related to the interest and service fee income for the three months ended September 30, 2018.

Gross Profit

Gross profit was $39,345 for the three months ended September 30, 2019, a decrease of $1,344,153 compared to gross profit of $1,383,498 for the three months ended September 30, 2018. The reason for the decrease was due to the absence of loans income generated from the Company’s lending business during the three months ended September 30, 2019.

Operating expenses.

Operating expenses for the three months ended	September 30, 2019	September 30, 2018
Selling Expenses	$-	$-
General and Administrative	191,828	213,020
Total	$191,828	$213,020

Operating expenses totaled $191,828 for the three months ended September 30, 2019, a slight decrease of $21,192 or 10% compared to $213,020 for the three months ended September 30, 2018. Operating expenses consist of salaries, office expenses, utilities, business travel, depreciation expenses, public company expenses (including legal, accounting expenses and investor relations expenses, etc.). The following table details general and administrative expenses we incurred for the three months ended September 30, 2019 and 2018.

General and Administrative expenses for the three months ended	September 30, 2019	September 30, 2018
Consulting and investor relations	$31,418	$62,026
Legal, audit fees and professional services	9,253	20,449
Salaries	54,679	43,840
Rent	38,392	17,390
Office expenses	30,744	39,424
Travel	7,607	10,402
Depreciation	5,405	11,444
Advertising & promotion
Meal and entertainment	10,133	255
Insurance		4,194
Bank charges	2,572	552
Miscellaneous	1,625	3,044

Total	$191,828	213,020

Losses from operations.

As a result of the factors described above, operating loss was $152,483 for the three months ended September 30, 2019, a net decrease of $1,322,961 compared to $1,170,478 for the quarter ended September 30, 2018.

Other income (expenses).

Net Other income (expenses) was $(133,474) for the three months ended September 30, 2019, a decrease of $1,734,653 compared to $1,868,127 for the three months ended September 30, 2018. The decrease in other expenses is caused mainly by a decrease in interest expense totaled of $1,651,182, from $134,839 for the three months ended September 30, 2019 from $1,786,021 for the three months ended September 30, 2018. The reduction of interest expenses accrued is due to the reduction of the loan initiated in the according quarter.

Provision for loan losses

Provision for loan losses is $38 for the three months ended September 30, 2019, compared to $81,937 for the three months ended September 30, 2018. We accrual 1% of total loan receivable as provision for loan losses. Balance of loan receivable for the currently quarter is zero, compared to $7,683,245 for the quarter ended September 30, 2018

Provision for income tax

The provision for income tax is $58 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018. The income tax provision for the three months ended September 30, 2019 was from Arki Tianjin E-Commerce due to the gain from its operations.

Net loss

Net loss for the three months ended September 30, 2019 was $285,899, a decrease of $411,750 compared to a net loss of $697,649 for the three months ended September 30, 2018. The decrease in net loss is mainly due to the reduction of revenues, decrease of operating expenses and sharp decrease of interest expenses.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the three months ended September 30, 2019 was $41,734, compared to translation gain of $100,193 for the three months ended September 30, 2018, a net decrease of foreign currency translation gain of $141,927. The decrease in foreign currency translation gain is caused by the fluctuation of RMB versus US $ for the two comparison periods.

Result of Operations - Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

For the nine months ended September 30, 2019, we generated revenue of $228,159, a decrease of $1,639,719 compared to revenue of $1,867,878 for the nine months ended September 30, 2018. The decrease in revenue was mainly attributable to our lack of loan activities and therefore the absence of loan interest income and loan initiation fees generated from our lending business. The only type of income generated during the 2019 period was the commission income we earned in Arki Tianjin E-Commerce.

Revenue for the nine months ended	September 30, 2019	September 30, 2018
Arki Tianjin E-commerce:
Commission Income	$228,159	$535,516
Arki Network:
Interest Income	-	888,241
Service Fee Income	-	444,121
Total	$228,159	$1,867,878

Cost of Revenue.

Cost of revenue was $0 and $296,080 for the nine months ended September 30, 2019 and 2018, respectively. There were no costs for the commission income we earned on the online platform for the nine months ended September 30, 2019, while the cost of revenue incurred for the 2018 period was the service fee we paid for the loans generated from our business lending business for the nine months ended September 30, 2018.

Gross Profit

As a result of the revenue and cost of revenue described above, we had gross profit of $228,159 for the nine months ended September 30, 2019, a decrease of $1,343,639 comparing to the gross profit of $1,571,798 for the nine months ended September 30, 2018. The decrease was mainly caused by the absence of loans generated from our business lending business and the commencement of the online platform for the nine months ended September 30, 2019.

Selling, general and administrative expenses.

Operating expenses for the nine months ended	September 30, 2019	September 30, 2018
Selling Expenses	$-	$-
General and Administrative	811,455	830,541
Total	$811,455	$830,541

General and administrative expenses were $811,455 for the nine months ended September 30, 2019, a slight decrease of $19,086 compared to $830,541 for the nine months ended September 30, 2018. General and administrative expenses consist of salaries, professional fees, office expenses, rent, utilities, business travel, depreciation and amortization expenses, listing company expenses (including legal expenses, accounting expenses and investor relations expenses, etc.).

General and Administrative expenses for the nine months ended	September 30, 2019	September 30, 2018
Consulting and investor relations	$108,314	$148,125
Legal, audit fees and professional services	262,035	275,942
Salaries	86,500	75,661
Rent	137,036	116,034
Office expenses	64,830	30,896
Travel	29,403	32,197
Depreciation	68,293	74,331
Advertising & promotion	16,659	45,347
Meal and entertainment	12,006	2,128
Insurance	2,861	8,903
Bank charges	6,593	4,572
Miscellaneous	16,925	16,403

Total	$811,455	830,541

Loss from operations.

As a result of the factors described above, operating losses was $583,296 for the nine months ended September 30, 2019, a net decrease of operating gain of $1,324,553 comparable to the operating gain of $741,257 for the nine months ended September 30, 2018.

Other income (expenses)

Net other expenses were $1,260,470 for the nine months ended September 30, 2019, a decrease of $1,300,556 compared to the net other expenses of $2,561,026 for the nine months ended September 30, 2018. The decrease was mainly caused by the decrease of interest expense of $1,237,387, a net decrease of provision for loan losses of $85,289, offset by the decrease of interest income of $24,146 and net income increase of $2,018. Interest expense decrease was caused by the reduction of the Bangnitou business in Arki Capital.

Income tax.

We had income tax expense of $5,183 and $0 for the nine months ended September 30, 2019 and 2018, respectively, due to the net income we had in Arki Tianjin E-Commerce for the nine months ended September months ended September 30, 2019 and operating loss for the same period in 2018.

Net loss

As a result of the factors described above, our net loss was $1,848,949 and $1,819,769, respectively for the nine months ended September 30, 2019 and 2018, a slight increase in loss of $29,180 or 2%.

Net loss attributable to the company.

Net loss attributable to the Company was $1,147,402, or $0.04 per share (basic and diluted), for the nine months ended September 30, 2019, compared to a net loss of $958,062, or $0.03 per share (basic and diluted), for the nine months ended September 30, 2018.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars while the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the periods and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Foreign currency translation loss for the nine months ended September 30, 2019 was $171,784, compared to a translation gain of $201,229 for the nine months ended September 30, 2018. The foreign currency translation gain and loss is due to the fluctuation of the exchange rate between USD and RMB for the comparable periods.

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

For the nine months ended September 30, 2019 and 2018, there were no shares issued or retired.

As of September 30, 2019 and December 31, 2018, cash and cash equivalents were $67,381 and $501,350, respectively.

The following table sets forth information about our net cash flow for the nine months ended September 30, 2019 and 2018:

Cash Flows Data:

	For nine months ended September 30,
	2019	2018
Net cash flows used in operating activities	$(2,198,393)	$(1,025,598)
Net cash flows provided by (used in) investing activities	334,368	(7,747,495)
Net cash flows provided by financing activities	1,961,792	10,206,286

Net cash flow used in operating activities was $2,198,393 for the nine months ended September 30, 2019, compared to $1,025,598 used by operating activities for the nine months ended September 30, 2018, a decrease in cash used of $1,172,795. The decrease in cash flow used in operating activities was mainly due to the cash flow used in other receivables, right-of-use assets, and amounts repaid to related parties.

Net cash flow provided by investing activities was $334,368 for the nine months ended September 30, 2019, compared to $7,747,495 cash used in investing activities for the nine months ended September 30, 2018, a net increase of cash provided of $8,081,863. The cash flow was provided by the loans from customers of $335,199, net of usage in equipment purchasing of $831.

Net cash flow provided by financing activities was $1,961,792 for the nine months ended September 30, 2019, compared to the cash provided of $10,206,286 for the nine months ended September 30, 2018, a decrease of cash provided of $8,244,494. The change is due to the decrease of loan proceeds for the nine months ended September 30, 2019 compared to the same period of 2018.

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

Concentration of Credit Risk

Assets that potentially subject our Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. The maximum exposure of such assets to credit risk is our carrying amounts as of the balance sheet dates. As of September 30, 2019 and December 31, 2018, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. We believe the credit risk on bank deposits is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies, or state-owned banks in China. Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose our Company to losses for amounts in excess of insured balances. As of September 30, 2019 and December 31, 2018, no bank balances with the banks in U.S. exceeded the U.S. federal insured amount. As of September 30, 2019 and December 31, 2018, bank balances with the banks in the PRC amounted to $61,420 and $489,358, respectively, which are uninsured and subject to credit risk. We have not experienced nonperformance by these institutions since the beginning of our operations.

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

We had no bad debt from the loans since we started the business lending business in 2016. For conservative purpose, we keep a bad debt reserve of 1% for the amount that is past due. No single borrower has a loan balance over 10% of the total loan outstanding as of September 30, 2019 and December 31, 2018.

Lease commitments

Our corporate headquarters are located at 1125 Route 9W S., Nyack, NY 10960. We signed a lease agreement with a related party individual to rent this property as our headquarter in New York starting from January 1, 2019 to December 31, 2021 for a monthly rent of $5,000. It includes all utilities and other fees. Pursuant to the lease agreement, we pay for leasehold improvements and have the right to renew the lease agreement at the end of the lease term.

We operate our business in China in an office leased by Arki Network in Beijing. On January 3, 2017, Arki Network entered into a Lease Transfer Agreement pursuant to which Arki Network became the lessee of an office located at Gaobeiidian Section 1, Unit 7-2, Chaoyang District, Beijing, China. Pursuant to the terms of the Lease Transfer Agreement, Arki Network agreed to pay an annual rent of RMB 350,000 (approximately US$50,000) for 450 square meters of office space. The Lease Transfer Agreement became effective on January 16, 2017 and will expire on January 15, 2022.

We signed a lease agreement under Arki Capital to lease an office location of 190 square meters located at 17 Zhujiang West Road, Tianhe District, Guangzhou, China. The lease term is from March 1, 2019 to February 28, 2021. It calls for a monthly rent of RMB32,310 (approximately $4,790). The initial deposit for the lease is RMB 96,930 (approximately $14,360).

Other Receivables

Other receivables were $423,478 as of September 30, 2019, comparing to $35,544 as of December 31, 2018. Other receivables consist of:

a)	$21,269 and $13,483 as of September 30, 2019 and December 31, 2018, respectively, were incurred by Arki Network. These amounts represent sums paid by Arki Network for other parties. Arki Network received all amount subsequently.

b)	$66,373 and $2,823 as of September, 2019 and December 31, 2018, respectively, were paid by Arki Capital for other parties.

c)	$15,285 and $15,886 as of September 30, 2019 and December 31, 2018, respectively, were paid by American Pine for other parties.

d)	$0 and $2,400 as of September 30, 2019 and December 31, 2018, respectively, represent refundable deposits for the rent of Consumer Capital Group, Inc. at its former premises in the U.S. This was treated as the last rent payment when we vacated such premises at the end of 2018.

e)	$114,667 and $193 as of September 30, 2019 and December 31, 2018, respectively, were paid by Arki E-commerce for other parties.

f)	$205,884 and $759 as of September 30, 2019 and December 31, 2018, respectively, belong to Arki Tianjin E-commerce.

Prepaid Expenses

Prepaid expenses were $421,142 and $508,499 as of September 30, 2019 and December 31, 2018, respectively. The prepaid expenses as of September 30, 2019 consist of three parts: (1) $320,896 representing Arki Capital’s security deposit, (2) $72,240 represents prepaid expense incurred by Arki Network for prepaid rent at the beginning of the year, and (3) $27,976 was incurred in Arki E-Commerce.

The prepaid expenses as of December 31, 2018 consisted of $54,064 of prepaid expense by Arki Network; a security deposit of $453,235, and $1,200 prepaid rent of Consumer Capital Group, Inc.

STOCK SUBCRIPTION

The Company entered into a series of Securities Purchase Agreements with various unrelated third-party purchasers, pursuant to which the Company is obligated to issue an aggregate of 602,689 shares of common stock for an aggregate offering price of $2,565,488 approximately. Of these shares, (1) 507,328 shares were subscribed to by five Bangnitou investors who elected to take the Company’s shares at prices ranging from $4.00 to $4.50 per share and (2) 95,361 shares were subscribed to by other persons at prices ranging from $2.50 to $5.30 per share. The aggregate amount of $2,565,488 was recognized as stock subscription in the condensed consolidated statements of changes in stockholders’ equity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2019 due to the material weaknesses describe below.

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

Due to these material weaknesses, we were not able to timely file our Annual Report on Form 10-K for the year ended December 31, 2017 and also determined that we needed to file amendments to our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2017 and June 30, 2018, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2019 and June 30, 2019. Additionally, in light of these material weaknesses, we have restated certain financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 in this report, as described in Note 3 to the condensed financial statements filed with this report. In addition, we need to perform additional analyses and other post-closing procedures to ensure that our financial statements are prepared in accordance with GAAP.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and remediate the weaknesses identified in our internal controls and make changes that our management deems necessary, subject to the constraints imposed on us due to our limited financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2019 that were not otherwise disclosed in a Current Report on Form 8-K or elsewhere in this report. In addition, we have accepted subscriptions for an aggregate of 602,689 of common stock from certain persons and the Company has received, or anticipates receiving, a total of $2,565,488. The sales of these shares transpired solely in China and were believed by management to be exempt from the registration requirements of Securities Act of 1933, as amended. However, if these transactions were not properly executed pursuant to available exemptions under the Securities Act of 1933 or exemptions promulgated thereunder, the Company may be required to offer rescission rights to purchasers of such shares. The Company is re-evaluating these transactions in order to ensure compliance with applicable regulations and if necessary, will modify the structure of these transactions accordingly. The Company has not issued these shares as of the date of this report.

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

CONSUMER CAPITAL GROUP, INC.

Dated: November 19, 2019	By:	/s/ Jianmin Gao
Jianmin Gao
Chief Executive Officer

Dated: November 19, 2019	By:	/s/ Crystal L. Chen
Crystal L. Chen
Chief Financial Officer